Form 10QSB
period 1996-03-31
CNB HOLDINGS INC
filed 1996-05-16
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1996.
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.

                        Commission File No.   33-69326
                               CNB HOLDINGS, INC.
          (Exact name of the registrant as specified in its charter)

                    Virginia                      54-1663340
           (State of Incorporation)  (I.R.S. Employer Identification No.)

             P.O. Box 1060, 900 Memorial Drive, Pulaski, Virginia 24301
                     (Address of principal executive offices)

                                (540) 994-0831
                (Issuer's telephone number, including area code)

         _________________________________________________________________
      (Former name, former address, and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     437,042 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 6, 1996

     Transitional Small Business Disclosure Format (check one):Yes   No X

                       Page 1 of 11.   There are no Exhibits





                                     PART I
                            FINANCIAL INFORMATION

_____________________________________________________________________________


ITEM 1.   FINANCIAL STATEMENT

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated  Balance Sheets as of March 31,  1996  and
 December 31,1995............................................................3

Consolidated Statements of Operations for the Three Months
 Ended March 31, 1996 and 1995...............................................4

Consolidated Statements of Stockholders' Equity for the
 Periods Ended March 31, 1996 and December 31, 1995..........................5

Consolidated Statements of Cash Flows for the Periods Ended
 March 31, 1996 and 1995.....................................................6

Notes to Consolidated Financial Statements...................................7


       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

























                                                                           2


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
________________________________________________________________________________

                                              March 31,        December 31,
                                                1996               1995
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $    955,994       $  1,143,478
 Federal funds sold                              237,000            694,000
 Investment securities available for sale      8,507,595          5,465,263

 Loans                                         8,430,725          6,771,153
  Less: Allowance for credit losses             (100,000)           (81,202)
                                             ___________        ___________
         Net loans                             8,330,725          6,689,951
  Properties and equipment                     1,422,978          1,328,951
  Accrued interest receivable                    178,569            116,099
  Other assets                                   161,968            163,371
                                             ___________        ___________
         Total assets                       $ 19,794,829       $ 15,601,113
Liabilities
  Demand deposits                              1,959,308          1,556,534
  Interest-bearing demand deposits             1,619,438          1,900,877
  Savings deposits                             2,011,361          1,329,739
  Large denomination time deposits             3,449,293          1,450,468
  Other time deposits                          7,291,740          5,699,077
                                             ___________        ___________
         Total deposits                       16,331,140         11,936,695
  Accrued interest payable                        40,798             24,198
  Other liabilities                               22,658             17,418
                                             ___________        ___________
         Total liabilities                    16,394,596         11,978,311
                                             ___________        ___________
  Commitments and contingencies
STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 437,042 shares issued
    and outstanding                            2,185,210          2,185,210
  Surplus                                      2,155,867          2,155,867
  Retained deficit                              (849,751)          (777,078)
  Unrealized appreciation (depreciation) on
    investment securities available for sale     (91,093)            58,803
                                             ___________        ___________
       Total stockholders' equity              3,400,233          3,622,802
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 19,794,829       $ 15,601,113
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended March 31, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                        _____________
                                                  1996              1995
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $  175,682         $   38,411
    Interest on securities available for sale    109,651             83,968
    Federal funds sold                            15,975             10,291
                                               _________          _________
         Total interest income                   301,308            132,670

INTEREST EXPENSE ON DEPOSITS                     162,135             40,878
                                               _________          _________
         Net interest income                     139,173             91,792

PROVISION FOR CREDIT LOSSES                       27,322              8,550
                                               _________          _________
         Net interest income after provision
          for credit losses                      111,851             83,242

OTHER INCOME:
    Service charges on deposit accounts           16,169              3,751
    Securities Gains                               9,351               ---
    Other income                                   6,004                671
                                               _________          _________
         Total other income                       31,524              4,422

OTHER EXPENSE:
    Salaries and employee benefits                85,583             76,883
    Occupancy expense                             24,758             14,699
    Equipment expense                             16,449              7,279
    Other expense                                 89,258             73,267
                                               _________          _________
         Total other expense                     216,048            172,128
                                               _________          _________
         Net loss                             $  (72,673)        $  (84,464)
                                               _________          _________
NET LOSS PER SHARE                            $     (.17)        $     (.19)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              437,042            437,042




See Notes to Consolidated Financial Statements                            4


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1995 and the three months ended March  31,1996
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________
December 31, 1995

December 31, 1994 437,042 $2,185,210 $2,155,867 $(445,496) $(47,769) $3,847,812

Net loss                -          -          -  (331,582)        -    (331,582)

Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -   106,572     106,572
                  _______  _________  _________  _________  ________  __________

December 31, 1995 437,042 $2,185,210 $2,155,867 $(777,078) $ 58,803  $3,622,802

MARCH 31, 1996 (UNAUDITED)

Net loss for the three months
 ended March 31, 1996   -          -          -   (72,673)        -     (72,673)
Net change in appreciation
 on investment securities
 available for sale     -          -          -         -  (149,896)   (149,896)
                  _______  _________  _________  ________   _______   _________

BALANCE
 MARCH 31, 1996   437,042 $2,185,210 $2,155,867 $(849,751) $(91,093) $3,400,233















See Notes to Consolidated Financial Statements                              5


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended March 31, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                      THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                   1996              1995
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $    (72,673)      $    (84,464)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              21,255             15,308
       Provision for credit losses                27,322              8,550
       Net realized gain on sale of securities    (9,351)                 -
       Accretion of discount on securities, net   (3,305)            (8,292)
       Changes in assets and liabilities:
        Accrued interest receivable              (62,470)           (23,339)
        Other assets                              (6,067)             2,290
        Accrued interest payable                  16,600              2,130
        Other liabilities                          5,240              8,413
                                             ___________        ___________
   Net cash used by operating activities         (83,449)           (79,404)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold               457,000            249,000
  Purchases of securities available for sale  (4,834,890)          (591,979)
  Maturities of securities available for sale    400,000                  -
  Sales of securities available for sale       1,255,318                  -
  Net increase in loans                       (1,668,096)          (817,904)
  Purchases of properties and equipment         (107,812)           (22,630)
                                             ___________        ___________
   Net cash used in investing activities      (4,498,480)        (1,183,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                          802,957            618,309
  Net increase in time deposits                3,591,488          1,057,182
                                             ___________        ___________
   Net cash provided by financing activities   4,394,445          1,675,491
                                             ___________        ___________
   Net increase in cash and cash equivalents    (187,484)           412,574

CASH AND CASH EQUIVALENTS, BEGINNING           1,143,478            390,690
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING          $     955,994       $    803,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     145,535       $     38,748
                                             ___________         __________
     Income taxes paid                     $         ---       $        209
                                             ___________         __________

See Notes to Consolidated Financial Statements                            6



CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BASIS OF PRESENTATION:

      The consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and 1995 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated fi-nancial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated fi-nancial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

      CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. From March 8, 1993 (date of inception) through August 28, 1994 the Company's activities consisted of organizational items. On August 29, 1994, the Company's wholly owned subsidi-ary, Community National Bank (the Bank), was chartered as an FDIC insured National Banking Association under the laws of the United States and the Bank opened for business in Pulaski, Virginia. Accordingly, as of August 29, 1994, the Company was no longer in the development stage.

     The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.





                                                                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company had a net loss of $72,673 (or $.17 per share, based on 437,042 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 1996, compared with a loss of $84,464
(or $.19 per share, based on 437,042 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1995. These results compare with a net loss of $42,657 (or $3,877.91 per share on 11 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1994.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin to conducting business. The Company's losses in the quarter ending March 31, 1996 reflect three months of solid growth in deposits and earning assets for the Bank. Net interest income is approximately 52% of the Bank's overhead and other expenses. Until the Bank's earning assets grow to a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses, the Company and the Bank will likely experience net losses.

      Management of the Company and the Bank continues to aggressively market its loans in the local community, and seek high earning investment assets and deposits to provide the foundation for continued growth. While management is anxious to see the bank profitable on an operational basis, it recognizes that sacrificing loan and investment quality for quantity in order to post an operating profit earlier is contrary to the long-term profitability of the Company and the best interests of its shareholders. For this reason the Company's credit standards will likely constrain the rate at which it increases its investment in loans and other higher returning assets.

      During the first quarter of 1995, the Bank launched its Visa credit card program. The Company broke ground on its new headquarters facility on March 28, 1995. During the first quarter of 1996, the Bank held ribbon cutting and building dedication ceremonies to celebrate the attractive new brick colonial-style structure which offers the Bank much needed office space, 2 additional drive-through lanes, a drive-through automated teller machine and night depository, and safe deposit boxes.

      At March 31, 1996, the Company had total assets of approximately $19.8 million compared to $15.6 million at December 31, 1995. Total assets had a positive increase of $4.2 million, or 26.9% since year end 1995. At March 31, 1996, assets were comprised principally of loans and investment securities. Loans increased $1.7 million, or 24.5%, to approximately $8.4 million at March 31, 1996, as the Bank experienced loan growth in almost all categories. Investment securities increased $3 million, or 55.7%, as management continued to invest deposits flowing into the Bank in temporary investments until they could be invested in loans and other higher yielding investments. As loan demand develops, the bank will be able to invest more of its funds into higher yielding loans and less in investment securities.






                                                                            8

      The Company's liabilities at March 31,1996 were $16 million compared to $12 million at December 31, 1995. These liabilities consisted almost entirely of deposits for both periods, which posted increases in almost all categories except interest-bearing demand during the first quarter of 1996. Interest-bearing demand deposits decreased $281,000, or 14.8% to $1.6 million, and time deposits increased $3.6 million, or 50.2%, to $10.7 million. At March 31, 1996, about $2 million, or 12.0%, of total deposits were noninterest-bearing compared to $1.6 million, or 13.0%, at December 31, 1995. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At March 31, 1996 and December 31, 1995, the Company had stockholders' equity of approximately $3.4 million and $3.6 million, respectively. Stock-holders' equity was affected by the Company's first three months of 1996 operating loss of $72,673 and a substantial increase in the unrealized depreciation on investment securities available for sale of approximately
$150,000.   The Company believes the increase is attributable to depreciation in bond prices driven by market anticipation of a tighter monetary policy and a corresponding uptick in the economy.

      Management of the Company believes that the Bank has sufficient capital to fund its activities during the initial stages of operation and until the bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. Management has not identified any additional sources of capital for the Company or the Bank should they be needed. At March 31, 1996, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.



























                                                                            9


                                  PART II
                             OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     There are no matters pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.     CHANGES IN SECURITIES

     (a)     Not applicable.

     (b)     Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on April 11, 1996, the shareholders of the Company voted upon the following matters with the following results:

      (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and thereafter until their successors have been elected and have qualified:


NAME                           VOTES FOR            VOTES WITHHELD
Wayne L. Carpenter             247,782              19,030
Hiawatha Nicely, Jr.           241,994              24,810
A. Carole Pratt, D.D.S.        252,082              14,730
David W. Ratcliffe, Jr.        253,838              12,974

      Sybil S. Atkinson, Jack W. Bowling, Jackson M. Bruce, Randolph V. Chrisley, Nathaniel R. Tuck, James L. Webb, Jr., and J. David Wine continue to serve as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

              None.

     (b)     Reports on 8-K

              None.
                                                                          10








                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   April 30, 1996                 By:  Wayne L. Carpenter
                                            Signature
                                            President, Chief Executive Officer
                                            and Principal Financial Officer




































                                                                           11