Form 10QSB
period 1996-06-30
CNB HOLDINGS INC
filed 1996-08-14
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     437,042 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of August 1, 1996.

     Transitional Small Business Disclosure Format (check one):Yes   No X
                       Page 1 of 12.   There are no Exhibits





                                     PART I
                            FINANCIAL INFORMATION

_____________________________________________________________________________


ITEM 1.   FINANCIAL STATEMENT

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of June 30, 1996 and
 December 31,1995............................................................3

Consolidated Statements of Operations for the Six Months
 Ended June 30, 1996 and 1995................................................4

Consolidated Statements of Operations for the Three Months
 Ended June 30, 1996 and 1995................................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended June 30, 1996 and December 31, 1995...........................6

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 1996 and 1995................................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended June 30, 1996 and 1995................................................8

Notes to Consolidated Financial Statements...................................9


       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.


















                                                                           2

CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
________________________________________________________________________________

                                              June 30,        December 31,
                                                1996               1995
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  2,198,714       $  1,143,478
 Federal funds sold                                    -            694,000
 Investment securities available for sale      9,913,055          5,465,263

 Loans                                         9,807,861          6,771,153
  Less: Allowance for credit losses             (120,000)           (81,202)
                                             ___________        ___________
         Net loans                             9,687,861          6,689,951
  Properties and equipment                     1,432,461          1,328,951
  Accrued interest receivable                    229,944            116,099
  Other assets                                   145,487            163,371
                                             ___________        ___________
         Total assets                       $ 23,607,522       $ 15,601,113
Liabilities
  Demand deposits                              2,090,534          1,556,534
  Interest-bearing demand deposits             2,499,906          1,900,877
  Savings deposits                             2,595,491          1,329,739
  Large denomination time deposits             5,621,278          1,450,468
  Other time deposits                          7,578,051          5,699,077
                                             ___________        ___________
         Total deposits                       20,385,260         11,936,695
  Accrued interest payable                        49,789             24,198
  Other liabilities                               14,106             17,418
                                             ___________        ___________
         Total liabilities                    20,449,155         11,978,311
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 437,042 shares issued
    and outstanding                            2,185,210          2,185,210
  Surplus                                      2,155,867          2,155,867
  Retained deficit                              (894,121)          (777,078)
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (288,589)            58,803
                                             ___________        ___________
       Total stockholders' equity              3,158,367          3,622,802
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 23,607,522       $ 15,601,113
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3

CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the six months ended June 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                         Six Months
                                                           Ended
                                                          June 30,
                                                        _____________
                                                  1996              1995
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $  395,832         $  113,548
    Interest on securities available for sale    235,117            182,028
    Federal funds sold                            23,474             24,806
                                               _________          _________
         Total interest income                   654,423            320,382

INTEREST EXPENSE ON DEPOSITS                     347,164            115,807
                                               _________          _________
         Net interest income                     307,259            204,575

PROVISION FOR CREDIT LOSSES                       68,081             29,380
                                               _________          _________
         Net interest income after provision
          for credit losses                      239,178            175,195

OTHER INCOME:
    Service charges on deposit accounts           38,662             10,219
    Securities gains                              17,354               ---
    Other income                                  11,314              3,095
                                               _________          _________
         Total other income                       67,330             13,314

OTHER EXPENSE:
    Salaries and employee benefits               173,632            151,139
    Occupancy expense                             37,385             27,254
    Equipment expense                             30,996             15,492
    Other expense                                181,538            165,621
                                               _________          _________
         Total other expense                     423,551            359,506
                                               _________          _________
         Net loss                             $ (117,043)        $ (170,997)
                                               _________          _________
NET LOSS PER SHARE                            $     (.27)        $     (.39)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              437,042            437,042





See Notes to Consolidated Financial Statements                            4


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended June 30, 1996 and 1995 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                       Ended
                                                      June 30,
                                                    ____________
                                                 1996           1995
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    220,150         $   75,137
    Interest on securities
      available for sale                         125,466             98,060
    Federal funds sold                             7,499             14,515
                                             ___________         __________
         Total interest income                   353,115            187,712

INTEREST EXPENSE ON DEPOSITS                     185,029             74,929
                                             ___________        ___________
         Net interest income                     168,086            112,783

PROVISION FOR CREDIT LOSSES                       40,759             20,830
                                             ___________        ___________
         Net interest income after
          provision for credit losses            127,327             91,953

OTHER INCOME:
     Service charges on deposit accounts          22,493              6,468
     Securities gains                              8,003                ---
     Other income                                  5,310              2,424
                                             ___________        ___________
          Total other income                      35,806              8,892

OTHER EXPENSE:
     Salaries and employee benefits               88,049             74,256
     Occupancy expense                            12,627             12,555
     Equipment expense                            14,547              8,213
     Other expense                                92,280             92,354
                                             ___________        ___________
          Total other expense                    207,503            187,378
                                             ___________        ___________
          Net Loss                           $   (44,370)       $   (86,533)
                                             ___________        ___________

NET LOSS PER SHARE                           $      (.10)       $      (.20)
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              437,042            437,042






See Notes to Consolidated Financial Statements                            5


CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1995 and the six months ended June 30,1996
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________
December 31, 1995

December 31, 1994 437,042 $2,185,210 $2,155,867 $(445,496) $(47,769) $3,847,812

Net loss                -          -          -  (331,582)        -    (331,582)

Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -   106,572     106,572
                  _______  _________  _________  _________  ________  __________

December 31, 1995 437,042 $2,185,210 $2,155,867 $(777,078) $ 58,803  $3,622,802

June 30, 1996 (UNAUDITED)

Net loss for the six months
 ended June 30, 1996    -          -          -  (117,043)        -    (117,043)
Net change in appreciation
 on investment securities
 available for sale     -          -          -         -  (347,392)   (347,392)
                  _______  _________  _________  ________   _______   _________

BALANCE
 JUNE 30, 1996    437,042 $2,185,210 $2,155,867 $(894,121)$(288,589) $3,158,367












See Notes to Consolidated Financial Statements                              6

CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended June 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        SIX MONTHS
                                                           ENDED
                                                          JUNE 30,
                                                   1996              1995
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $   (117,043)      $   (170,997)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              42,508             34,475
       Provision for credit losses                68,081             29,380
       Net realized gain on sale of securities   (17,354)               ---
       Accretion of discount on securities, net   (5,018)           (14,055)
       Changes in assets and liabilities:
        Accrued interest receivable             (113,845)           (45,113)
        Other assets                               2,944             16,229
        Accrued interest payable                  25,591              8,333
        Other liabilities                         (3,312)             4,899
                                             ___________        ___________
   Net cash used by operating activities        (117,448)          (136,849)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in federal funds sold             694,000             91,000
  Purchases of securities available for sale  (7,484,255)        (2,458,957)
  Maturities of securities available for sale    400,000            300,000
  Sales of securities available for sale       2,311,443          1,000,000
  Net increase in loans                       (3,065,991)        (1,970,673)
  Purchases of properties and equipment         (131,078)          (193,699)
                                             ___________        ___________
   Net cash used in investing activities      (7,275,881)        (3,232,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                        2,398,781            804,048
  Net increase in time deposits                6,049,784          2,937,664
                                             ___________        ___________
   Net cash provided by financing activities   8,448,565          3,741,712
                                             ___________        ___________
   Net increase in cash and cash equivalents   1,055,236            372,534

CASH AND CASH EQUIVALENTS, BEGINNING           1,143,478            390,690
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING          $   2,198,714       $    763,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     321,573       $    107,474
                                             ___________         __________
     Income taxes paid                     $         ---       $        209
                                             ___________         __________

See Notes to Consolidated Financial Statements                            7

CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended June 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        THREE MONTHS
                                                           ENDED
                                                          JUNE 30,
                                                  1996               1995
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $    (44,370)      $     (86,533)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             21,253              19,167
       Provision for credit losses                40,759              20,830
       Net gains on sale of securities            (8,003)                ---
       Accretion of discount on securities,net    (1,713)             (8,602)
       Changes in assets and liabilities:
       Accrued interest receivable               (51,375)            (21,774)
       Other assets                                9,011              13,939
       Accrued interest payable                    8,991               6,203
       Other liabilities                          (8,552)             (3,514)
                                            ____________        ____________
     Net cash used by operating activities  $    (33,999)      $     (60,284)
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in federal funds sold              237,000            (158,000)
 Purchases of securities available for sale   (2,649,365)         (1,864,139)
 Maturities of securities available for sale         ---             300,000
 Sales of securities available for sale        1,056,125           1,000,000
 Net increase in loans                        (1,397,895)         (1,152,769)
 Purchases of properties and equipment           (23,266)           (171,069)
                                            ____________        ____________
      Net cash used in investing activities   (2,777,401)         (2,045,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW,
  and savings deposits                         1,595,824             185,739
 Net increase in time deposits                 2,458,296           1,880,482
                                            ____________        ____________
 Net cash provided by financing activities     4,054,120           2,066,221
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                  1,242,720             (40,040)

CASH AND CASH EQUIVALENTS, BEGINNING             955,994             803,264
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING           $  2,198,714       $     763,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    176,038       $      68,726
                                            ____________        ____________
     Income taxes paid                      $        ---       $         ---
                                            ____________        ____________

See Notes to Consolidated Financial Statements                             8


CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BASIS OF PRESENTATION:

      The consolidated financial statements as of June 30, 1996 and for the periods ended June 30, 1996 and 1995 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated fi-nancial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated fi-nancial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company had a net loss of $117,043 (or $.27 per share, based on 437,042 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1996, compared with a loss of $170,997
(or $.39 per share, based on 437,042 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1995.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin conducting business. The Company's losses in the six months ending June 30, 1996 reflect six months of solid growth in deposits and earning assets for the Bank. Net interest income after provision for credit losses is approximately 56% of the Bank's overhead and other expenses. Until the Bank's earning assets grow to a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses, the Company and the Bank will likely experience net losses.

      Management of the Company and the Bank continues to aggressively market its loans in the local community, and seek high earning investment assets and deposits to provide the foundation for continued growth. While management is anxious to see the bank profitable on an operational basis, it recognizes that sacrificing loan and investment quality for quantity in order to post an operating profit earlier is contrary to the long-term profitability of the Company and the best interests of its shareholders. For this reason, the Company's credit standards will likely constrain the rate at which it increases its investment in loans and other higher returning assets.

      During the first quarter of 1995, the Bank launched its Visa credit card program. In the second quarter of 1995, a Visa debit card was introduced to the local market. The Company broke ground on its new headquarters facility on March 28, 1995. During the first quarter of 1996, the bank held ribbon cutting and building dedication ceremonies to celebrate the attractive new brick colonial-style structure which offers the bank much needed office space, 2 additional drive-through lanes, a drive-through automated teller machine and night depository, and safe deposit boxes.

      At June 30, 1996, the Company had total assets of approximately $23.6 million compared to $15.6 million at December 31, 1995. Total assets had a positive increase of $8 million, or 51% since year end 1995. At June 30, 1996, assets were comprised principally of loans and investment securities. Net loans increased $3 million, or 44.3%, to approximately $9.7 million at June 30, 1996, as the Bank experienced loan growth in almost all categories. Investment securities increased $4.4 million, or 80%, as management continued to invest deposits flowing into the Bank in temporary investments until they could be invested in loans and other higher yielding investments. As loan demand develops, the bank will be able to invest more of its funds into higher yielding loans and less in investment securities.

      The Company's liabilities at June 30,1996 were $20.4 million compared to $12 million at December 31, 1995. These liabilities consisted almost entirely of deposits for both periods, which posted increases in all categories during the first half of 1996. Interest-bearing demand deposits increased $599,000, or 31.5% to $2.5 million, and time deposits increased $6 million, or 83.9%, to $13.2 million. At June 30, 1996, about $2.1 million, or 10%, of total deposits were noninterest-bearing compared to $1.6 million, or 13.0%, at December 31, 1995. Interest-bearing demand deposits were 12% of total deposits at June 30, 1996, compared to 15.9% at December 31, 1995. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At June 30, 1996 and December 31, 1995, the Company had stockholders' equity of approximately $3.2 million and $3.6 million, respectively. The Company's first six months of 1996 resulted in an operating loss of $117,043 and a substantial increase in the unrealized depreciation on investment securities available for sale of approximately $347,000.

      Management of the Company believes that the Bank has sufficient capital to fund its activities during the initial stages of operation and until the bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. Management has not identified any additional sources of capital for the Company or the Bank should they be needed. At June 30, 1996, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

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

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           None.

     (b)   Reports on 8-K

           None.

                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   August 7, 1996                 By:  Wayne L. Carpenter
                                            Signature
                                            President, Chief Executive Officer
                                            and Principal Financial Officer