Form 10QSB/A
period 1996-03-31
CNB HOLDINGS INC
filed 1996-08-15
CIK 912566

[ARTICLE] 9
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CNB HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AT MARCH 31, 1996 AND THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                         955,994
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                               237,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                  8,507,595
[INVESTMENTS-CARRYING]                               0
[INVESTMENTS-MARKET]                                 0
[LOANS]                                      8,430,725
[ALLOWANCE]                                    100,000
[TOTAL-ASSETS]                              19,794,829
[DEPOSITS]                                  16,331,140
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                             63,456
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,185,210
[OTHER-SE]                                   1,215,023
[TOTAL-LIABILITIES-AND-EQUITY]              19,794,829
[INTEREST-LOAN]                                175,682
[INTEREST-INVEST]                              109,651
[INTEREST-OTHER]                                15,975
[INTEREST-TOTAL]                               301,308
[INTEREST-DEPOSIT]                             162,135
[INTEREST-EXPENSE]                             162,135
[INTEREST-INCOME-NET]                          139,173
[LOAN-LOSSES]                                   27,322
[SECURITIES-GAINS]                               9,351
[EXPENSE-OTHER]                                216,048
[INCOME-PRETAX]                                (72,673)
[INCOME-PRE-EXTRAORDINARY]                     (72,673)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (72,673)
[EPS-PRIMARY]                                     (.17)
[EPS-DILUTED]                                     (.17)
[YIELD-ACTUAL]                                    4.38
[LOANS-NON]                                          0
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                81,202
[CHARGE-OFFS]                                    8,524
[RECOVERIES]                                         0
[ALLOWANCE-CLOSE]                              100,000
[ALLOWANCE-DOMESTIC]                           100,000
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNB HOLDINGS, INC.


Date:   July 22, 1996                 By:  Wayne L. Carpenter
                                           Signature
                                           President, Chief Executive Officer
                                           and Principal Financial Officer