Form 10QSB
period 1996-09-30
CNB HOLDINGS INC
filed 1996-11-15
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     437,225 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of November 1, 1996.

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


Consolidated Balance Sheets as of September 30, 1996 and
 December 31,1995............................................................3

Consolidated Statements of Operations for the Nine Months
 Ended September 30, 1996 and 1995...........................................4

Consolidated Statements of Operations for the Three Months
 Ended September 30, 1996 and 1995...........................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended September 30, 1996 and December 31, 1995......................6

Consolidated Statements of Cash Flows for the Nine Months
 Ended September 30, 1996 and 1995...........................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended September 30, 1996 and 1995...........................................8

Notes to Consolidated Financial Statements...................................9


       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.






















                                                                           2






CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
________________________________________________________________________________

                                            September 30,      December 31,
                                                1996               1995
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  1,257,451       $  1,143,478
 Federal funds sold                            2,076,000            694,000
 Investment securities available for sale     10,087,574          5,465,263

 Loans                                        10,958,675          6,771,153
  Less: Allowance for credit losses             (138,000)           (81,202)
                                             ___________        ___________
         Net loans                            10,820,675          6,689,951
  Properties and equipment                     1,422,991          1,328,951
  Accrued interest receivable                    209,558            116,099
  Other assets                                   178,724            163,371
                                             ___________        ___________
         Total assets                       $ 26,052,973       $ 15,601,113
Liabilities
  Demand deposits                              2,374,588          1,556,534
  Interest-bearing demand deposits             6,761,275          1,900,877
  Savings deposits                             2,902,017          1,329,739
  Large denomination time deposits             2,641,517          1,450,468
  Other time deposits                          8,035,576          5,699,077
                                             ___________        ___________
         Total deposits                       22,714,973         11,936,695
  Accrued interest payable                        70,753             24,198
  Other liabilities                               18,085             17,418
                                             ___________        ___________
         Total liabilities                    22,803,811         11,978,311
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 437,225 and 437,042 shares
    issued and outstanding                     2,186,125          2,185,210
  Surplus                                      2,156,782          2,155,867
  Retained deficit                              (895,249)          (777,078)
  Unrealized appreciation (depreciation) on
    investment securities available for sale    (198,496)            58,803
                                             ___________        ___________
       Total stockholders' equity              3,249,162          3,622,802
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 26,052,973       $ 15,601,113
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            3





CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the nine months ended September 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                       ______________
                                                  1996              1995
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $   647,510         $  228,477
    Interest on securities available for sale     425,415            284,927
    Federal funds sold                             40,215             38,647
                                                _________          _________
         Total interest income                  1,113,140            552,051

INTEREST EXPENSE ON DEPOSITS                      604,181            221,427
                                                _________          _________
         Net interest income                      508,959            330,624

PROVISION FOR CREDIT LOSSES                        79,745             51,089
                                                _________          _________
         Net interest income after provision
          for credit losses                       429,214            279,535

OTHER INCOME:
    Service charges on deposit accounts            62,719             22,384
    Securities gains                               22,837               ---
    Other income                                   19,646             17,269
                                                _________          _________
         Total other income                       105,202             39,653

OTHER EXPENSE:
    Salaries and employee benefits                274,043            237,986
    Occupancy expense                              48,667             44,453
    Equipment expense                              46,661             26,334
    Other expense                                 283,216            255,010
                                                _________          _________
         Total other expense                      652,587            563,783
                                                _________          _________
         Net loss                              $ (118,171)        $ (244,595)
                                                _________          _________
NET LOSS PER SHARE                             $     (.27)        $     (.56)
                                                _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING               437,103            437,042








See Notes to Consolidated Financial Statements                            4





CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended September 30, 1996 and 1995 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                       Ended
                                                    September 30,
                                                    ____________
                                                 1996           1995
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    251,678         $  114,929
    Interest on securities
      available for sale                         190,298            102,899
    Federal funds sold                            16,741             13,841
                                             ___________         __________
         Total interest income                   458,717            231,669

INTEREST EXPENSE ON DEPOSITS                     257,017            105,620
                                             ___________        ___________
         Net interest income                     201,700            126,049

PROVISION FOR CREDIT LOSSES                       11,664             21,709
                                             ___________        ___________
         Net interest income after
          provision for credit losses            190,036            104,340

OTHER INCOME:
     Service charges on deposit accounts          24,057             12,165
     Securities gains                              5,483                ---
     Other income                                  8,332             14,174
                                             ___________        ___________
          Total other income                      37,872             26,339

OTHER EXPENSE:
     Salaries and employee benefits              100,411             86,847
     Occupancy expense                            11,282             17,199
     Equipment expense                            15,665             10,842
     Other expense                               101,678             89,389
                                             ___________        ___________
          Total other expense                    229,036            204,277
                                             ___________        ___________
          Net Loss                           $    (1,128)       $   (73,598)
                                             ___________        ___________

NET LOSS PER SHARE                           $      (-)       $        (.17)
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              437,225            437,042








See Notes to Consolidated Financial Statements                            5






CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1995 and the nine months ended September 30,1996
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________
December 31, 1995

December 31, 1994 437,042 $2,185,210 $2,155,867 $(445,496) $(47,769) $3,847,812

Net loss                -          -          -  (331,582)        -    (331,582)
Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -   106,572     106,572
                  _______  _________  _________  _________  ________  __________

December 31, 1995 437,042 $2,185,210 $2,155,867 $(777,078) $ 58,803  $3,622,802


September 30, 1996 (UNAUDITED)

Net loss for the nine months
 ended Sept. 30, 1996   -          -          -  (118,171)        -    (118,171)

Common stock issued   183        915        915                           1,830

Net change in appreciation
 on investment securities
 available for sale     -          -          -         -  (257,299)   (257,299)
                  _______  _________  _________  ________   _______   _________

BALANCE
 JUNE 30, 1996    437,225 $2,186,125 $2,156,782 $(895,249)$(198,496) $3,249,162












See Notes to Consolidated Financial Statements                              6





CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        NINE MONTHS
                                                           ENDED
                                                       SEPTEMBER 30,
                                                   1996              1995
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $   (118,171)      $   (244,595)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              63,761             45,926
       Provision for credit losses                79,745             51,089
       Net realized gain on sale of securities   (22,837)               ---
       Accretion of discount on securities, net  (12,090)           (10,057)
       Changes in assets and liabilities:
        Accrued interest receivable              (93,459)           (83,986)
        Other assets                             (37,764)           (10,737)
        Accrued interest payable                  46,555             13,976
        Other liabilities                            667             11,137
                                             ___________        ___________
   Net cash used by operating activities         (93,593)          (227,247)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in federal funds sold          (1,382,000)          (570,000)
  Purchases of securities available for sale (12,465,306)        (4,076,294)
  Maturities of securities available for sale    426,514          1,200,000
  Sales of securities available for sale       7,194,109          1,991,518
  Net increase in loans                       (4,210,469)        (3,759,354)
  Purchases of properties and equipment         (135,390)          (415,857)
                                             ___________        ___________
   Net cash used in investing activities     (10,572,542)        (5,629,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                        7,250,730          1,551,004
  Net increase in time deposits                3,527,548          4,754,005
  Proceeds from sale of stock                      1,830                ---
                                             ___________        ___________
   Net cash provided by financing activities  10,780,108          6,305,009
                                             ___________        ___________
   Net increase in cash and cash equivalents     113,973            447,775

CASH AND CASH EQUIVALENTS, BEGINNING           1,143,478            390,690
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING          $   1,257,451       $    838,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     557,626       $    207,451
                                             ___________         __________
     Income taxes paid                     $         ---       $        209
                                             ___________         __________

See Notes to Consolidated Financial Statements                            7





CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended September 30, 1996 and 1995 (Unaudited)
________________________________________________________________________________

                                                        THREE MONTHS
                                                           ENDED
                                                       SEPTEMBER  30,
                                                  1996               1995
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $    (1,128)      $     (73,598)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             21,253              11,451
       Provision for credit losses                11,664              21,709
       Net gains on sale of securities            (5,483)                ---
       Accretion of discount on securities,net    (7,072)              3,998
       Changes in assets and liabilities:
       Accrued interest receivable                20,386             (38,873)
       Other assets                              (40,708)            (26,966)
       Accrued interest payable                   20,964               5,643
       Other liabilities                           3,979               6,238
                                            ____________        ____________
     Net cash used by operating activities        23,855             (90,398)
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase(decrease) in federal funds sold (2,076,000)           (661,000)
 Purchases of securities available for sale   (4,981,051)         (1,617,337)
 Maturities of securities available for sale      26,514             900,000
 Sales of securities available for sale        4,882,666             991,518
 Net increase in loans                        (1,144,478)         (1,788,681)
 Purchases of properties and equipment            (4,312)           (222,158)
                                            ____________        ____________
      Net cash used in investing activities   (3,296,661)         (2,397,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW,
  and savings deposits                         4,851,949             746,956
 Net increase in time deposits                (2,522,236)          1,816,341
 Proceeds from sale of common stock                1,830                 ---
                                            ____________        ____________
 Net cash provided by financing activities     2,331,543           2,563,297
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                   (941,263)             75,241

CASH AND CASH EQUIVALENTS, BEGINNING           2,198,714             763,224
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING           $  1,257,451       $     838,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    260,251       $      99,977
                                            ____________        ____________
     Income taxes paid                      $        ---       $         ---
                                            ____________        ____________

See Notes to Consolidated Financial Statements                             8








CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BASIS OF PRESENTATION:

      The consolidated financial statements as of September 30, 1996 and for the periods ended September 30, 1996 and 1995 included herein, have been prepared by CNB Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stock-holders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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








                                                                           9







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company had a net loss of $118,171 (or $.27 per share, based on 437,103 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1996, compared with a loss of $244,595 (or $.56 per share, based on 437,042 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1995. The last three months of operating results reflect a moderate net loss of 1,128.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin conducting business. The Company's losses in the quarter ending September 30, 1996 reflect nine months of solid growth in deposits and earning assets for the Bank. Net interest income after provision for credit losses is approximately 66% of the Bank's overhead and other expenses. Growth in the Bank's earning assets are approaching a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses.

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

      At September 30, 1996, the Company had total assets of approximately $26 million compared to $15.6 million at December 31, 1995. Total assets had a positive increase of $10 million, or 67% since year end 1995. At September 30, 1996, assets were comprised principally of loans and investment securities.
Net loans increased $4.2 million, or 61.8%, to approximately $11 million at September 30, 1996 as the Bank experienced loan growth in almost all categories. Investment securities increased $4.6 million, or 85%, as manage-ment continued to invest deposits in investment securities until they could be absorbed by loan demand. The Bank will continue to seek opportunity in its local market to develop a quality loan portfolio.

     The Company's liabilities at September 30,1996 were $22.8 million compared to $12 million at December 31, 1995. These liabilities consisted almost entirely of deposits for both periods, which posted increases in all categories during the first three quarters of 1996. Interest-bearing demand deposits increased 4.9 million, or 255.7%, to $6.8 million as a result of the Banks's successful bid for a local municipality's banking services contract. Time deposits increased $3.5 million, or 49.3%, to $10.7 million. At September 30, 1996, about $2.4 million, or 10.5%, of the Bank's deposits were non-interest-bearing compared to $1.6 million, or 13.0%, at December 31, 1995. Interest-bearing demand deposits were 29.8% of total deposits at September 30, 1996, compared to 15.9% at December 31, 1995. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.
                                                                          10







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED.

      At September 30, 1996 and December 31, 1995, the Company had stock-holders' equity of approximately $3.2 million and $3.6 million, respectively. The Company's first nine months of 1996 resulted in an operating loss of $118,171 and a substantial increase in the unrealized depreciation on investment securities available for sale of approximately $257,000.

      Management of the Company believes that the Bank has sufficient capital to fund its activities until the bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. Management has not identified any additional sources of capital for the Company or the Bank should they be needed. At September 30, 1996, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.



































                                                                            11







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

                                       CNB HOLDINGS, INC.


Date:   November 4, 1996               By:  Wayne L. Carpenter
                                            Signature
                                            President, Chief Executive Officer
                                            and Principal Financial Officer





                                                                           12