Form 10QSB
period 1997-03-31
CNB HOLDINGS INC
filed 1997-05-19
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997.
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     437,225 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 6, 1997

     Transitional Small Business Disclosure Format (check one):Yes   No X

                       Page 1 of 11.   There are no Exhibits
                              CNB Holdings, Inc.
                                 Form 10-QSB

                                   INDEX
________________________________________________________________________________


PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated  Balance Sheets as of March 31, 1997 and
 December 31, 1996...........................................................3

Consolidated Statements of Operations for the Three Months
 Ended March 31, 1997 and 1996...............................................4

Consolidated Statements of Stockholders' Equity for the
 Three Months Ended March 31, 1997 and the Year
  Ended December 31, 1996....................................................5

Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 1997 and 1996.....................................................6

Notes to Consolidated Financial Statements...................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................10

Item 2.   Changes in Securities.............................................10

Item 3.   Defaults Upon Senior Securities...................................10

Item 4.   Submission of Matters to a Vote of Security Holders...............10

Item 5.   Other Information.................................................10

Item 6.   Exhibits and Reports on Form 8-K..................................10

SIGNATURES..................................................................11

       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.








CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 1997 and December 31, 1996
________________________________________________________________________________

                                              MARCH 31,        DECEMBER 31,
                                                 1997              1996
                                            ____________       ____________
                                             (Unaudited)
ASSETS
  Cash and due from banks                   $   1,894,885      $   1,188,999
  Federal funds sold                                    -            402,000
  Investment securities available for sale     10,953,010         11,312,764
  Loans, net of allowance for loan losses

  of $179,000 in 1997 and $155,000 in 1996     14,308,158         12,722,865
  Properties and equipment, net                 1,431,356          1,408,596
  Accrued income                                  254,931            261,548
  Other assets                                    135,087            120,551
                                             ____________       ____________
         Total assets                       $  28,977,427      $  27,417,323
                                             ____________       ____________
LIABILITIES
  Demand deposits                               2,371,185          2,629,100
  Interest-bearing demand deposits              7,218,318          8,266,172
  Savings deposits                              2,853,362          2,339,408
  Large denomination time deposits              3,162,239          3,079,169
  Other time deposits                           8,950,891          7,726,853
                                              ___________        ___________
         Total deposits                        24,555,995         24,040,702
  Federal funds purchased                       1,172,000                  -
  Accrued interest payable                         45,359             36,612
  Other liabilities                                25,064             16,488
                                              ___________        ___________
         Total liabilities                     25,798,418         24,093,802
                                              ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                        -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 437,225 shares outstanding in
    1997 and 1996                               2,186,125          2,186,125
  Surplus                                       2,156,782          2,156,782
  Retained deficit                             (1,014,314)          (962,723)
  Unrealized depreciation on investment
    securities available for sale                (149,584)           (56,663)
                                              ___________        ___________
       Total stockholders' equity               3,179,009          3,323,521
       ___________
       Total liabilities and stockholders'
       equity                                $ 28,977,427       $ 27,417,323
                                             ____________       ____________




See Notes to Consolidated Financial Statements                             3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended March 31, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                        THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                        _____________
                                                         (Unaudited)

                                                  1997              1996
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $  308,087         $  175,682
    Interest on securities available for sale    172,729            109,651
    Federal funds sold                             3,676             15,975
                                               _________          _________
         Total interest income                   484,492            301,308
                                               _________          _________
INTEREST EXPENSE:
    Deposits                                     260,093            162,135
    Federal funds purchased                        2,627                  -
                                               _________          _________
         Total interest expense                  262,720            162,135
                                               _________          _________
         Net interest income                     221,772            139,173

PROVISION FOR CREDIT LOSSES                       18,613             27,322
                                               _________          _________
         Net interest income after provision
          for credit losses                      203,159            111,851

OTHER INCOME:
    Service charges on deposit accounts           20,623             16,169
    Securities gains                                   -              9,351
    Other income                                   9,902              6,004
                                               _________          _________
         Total other income                       30,525             31,524

OTHER EXPENSE:
    Salaries and employee benefits               138,816             85,583
    Occupancy expense                             16,345             24,758
    Equipment expense                             18,853             16,449
    Other expense                                111,261             89,258
                                               _________          _________
         Total other expense                     285,275            216,048
                                               _________          _________
         Net loss                             $  (51,591)        $  (72,673)
                                               _________          _________
NET LOSS PER SHARE                            $     (.12)        $     (.17)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              437,225            437,225
                                               _________          _________


See Notes to Consolidated Financial Statements                            4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1996 and the three months ended March  31,1997
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________
December 31,
  1995          437,042 $2,185,210 $2,155,867 $  (777,078) $  58,803 $3,622,802

Net loss              -          -          -    (185,645)         -   (185,645)
Common stock
  issued            183        915        915           -          -      1,830
Net change in unrealized
 depreciation on investment
 securities available
 for sale             -          -          -           -   (115,466)
(115,466)
                _______  _________  _________  __________   ________  _________

December 31,
  1996          437,225 $2,186,125 $2,156,782 $  (962,723) $ (56,663)
$3,323,521

Net loss for the three months
 ended March 31,
 1997                 -          -          -     (51,591)         -
(51,591)
Net change in depreciation
 on investment securities
 available for sale   -          -          -           -    (92,921)
(92,921)
                _______  _________  _________  __________   ________
________

BALANCE
 MARCH 31,
 1997           437,225 $2,186,125 $2,156,782 $(1,014,314) $(149,584)
$3,179,009
                _______  _________  _________   _________   ________   _________



















See Notes to Consolidated Financial Statements                              5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                       THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                        (Unaudited)
                                                   1997              1996
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $    (51,591)      $    (72,673)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              26,111             21,255
       Provision for credit losses                18,613             27,322
       Net realized gain on sale of securities         -             (9,351)
       Accretion of discount on securities, net   (2,755)            (3,305)
       Changes in assets and liabilities:
        Accrued interest receivable                6,617            (62,470)
        Other assets                             (23,937)            (6,067)
        Accrued interest payable                   8,747             16,600
        Other liabilities                          8,576              5,240
                                             ___________        ___________
   Net cash used by operating activities          (9,619)           (83,449)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold             402,000            457,000
  Purchases of securities available for sale           -         (4,834,890)
  Maturities of securities available for sale    269,588            400,000

  Sales of securities available for sale               -          1,255,318

  Net increase in loans                       (1,603,906)        (1,668,096)
  Purchases of properties and equipment          (39,470)          (107,812)
                                             ___________        ___________
   Net cash used in investing activities        (971,788)        (4,498,480)
                                             ___________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                         (791,815)           802,957
  Net increase in time deposits                1,307,108          3,591,488
  Net increase in federal funds purchased      1,172,000                  -
                                             ___________         __________
   Net cash provided by financing activities   1,687,293          4,394,445
                                             ___________         __________
   Net increase in cash and cash equivalents     705,886          (187,484)

CASH AND CASH EQUIVALENTS, BEGINNING           1,188,999          1,143,478
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING           $  1,894,885       $    955,994
                                             ___________        ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    253,973       $    145,535
                                             ___________        ___________
     Income taxes paid                      $        ---       $        ---
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            6
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BASIS OF PRESENTATION:

      The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and 1996 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated fi-nancial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated fi-nancial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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









                                                                           7
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net loss of $51,591 (or $.12 per share, based on 437,225 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 1997, compared with a loss of $72,673
(or $.17 per share, based on 437,225 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1996. These results compare with a net loss of $84,464 (or $.19 per share on 437,225 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1995.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin to conducting business. The Company's losses in the quarter ending March 31, 1997 reflect three months of solid growth in deposits and earning assets for the Bank. Net interest income is approximately 71% of the Bank's overhead and other expenses. Until the Bank's earning assets grow to a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses, the Company and the Bank will likely experience net losses.

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

      At March 31, 1997, the Company had total assets of approximately $29.0 million compared to $27.4 million at December 31, 1996. Total assets had a positive increase of $1.6 million, or 5.8% since year end 1996. At March 31, 1997, assets were comprised principally of loans and investment securities. Loans increased $1.6 million, or 12.5%, to approximately $14.3 million at March 31, 1997, as the Bank experienced loan growth in almost all categories. Investment securities decreased $360 thousand, or 3.2%, as management continued to invest deposits flowing into the Bank in loans. As loan demand develops, the bank will be able to invest more of its funds into higher yielding loans and less in investment securities.






                                                                            8
      The Company's liabilities at March 31, 1997 were $25.8 million compared to 24 million at December 31, 1996. These liabilities consisted almost entirely of deposits for both periods. However, the Bank purchased Federal funds for the first time in the first quarter of 1997. Interest-bearing demand deposits decreased $1 million, or 12.7% to $7.2 million, and time deposits increased $1.3 million, or 12%, to $12.1 million. At March 31, 1997, $2.3 million, or 9.6%, of total deposits were noninterest-bearing compared to $2.6 million, or 10.7%, at December 31, 1996. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At March 31, 1997 and December 31, 1996, the Company had stockholders' equity of approximately $3.2 million and $3.3 million, respectively. Stock-holders' equity was affected by the Company's first three months of 1996 operating loss of $51,591 and a substantial increase in the unrealized depreciation on investment securities available for sale of approximately $93,000. The Company believes the increase is attributable to depreciation in bond prices driven by market anticipation of higher interest rates.

      Management of the Company believes that the Bank has sufficient capital to fund its activities during the initial stages of operation and until the Bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. Management has not identified any additional sources of captial for the Company or the Bank should they be needed.

At March 31, 1997, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.





























                                                                             9
                                    PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no matters pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 2.  Changes in Securites

         (a)   Not applicable.

         (b)   Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 17, 1997, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

              Name                          Votes for          Votes witheld
              _________________              _______           _____________

              Jack W. Bowling                268,776                201
              Jackson M. Bruce               268,776                201
              Nathaniel R. Tuck              268,776                201

Sybil S. Atkinson, Wayne L. Carpenter, Randolph V. Christley, Hiawatha Nicely, Jr., A. Carole Pratt, David W. Ratcliff, Jr., James L. Webb, Jr., and J. David Wine continue to service as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

Item 5.  Other Information

         Stock Dividend:  Shareholders' of record as of May 1, 1997 will receive a 25% stock dividend. The effective date will be on or about May 30, 1997.

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


                                          CNB HOLDINGS, INC.

Date:  May 9, 1997                        By:  s/Wayne L. Carpenter


                                          __________________________________
                                          Wayne L. Carpenter
                                          President, Chief Executive Officer
                                          and Principal Financial Officer











































                                                                           11