Form 10KSB
period 1996-12-31
CNB HOLDINGS INC
filed 1997-05-22
CIK 912566

U.S. Securities And Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
_X_ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1996
                                        or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required) For the transition period from ________ to _______

       Commission file no. 33-69326

                                  CNB HOLDINGS, INC.
                        ________________________________
                 (Name of small business issuer in its charter)

               Virginia                             54-1663340
               ________                             __________
    (State or other jurisdiction                    (IRS Employer
 of incorporation or organization)                Identification No.)

          900 Memorial Drive
          Pulaski, Virginia                            24301

          _________________                            _____
     (Address of principal executive offices)              (Zip Code)

                                (540) 994-0831
                                ______________
               Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, par value $5.00 per share
           _______________________________________
                                                    Title of Class

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
      Yes __X__ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,701,539.

The aggregate market value of the voting stock as of March 20, 1997, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $4,809,475.

437,225 shares of the Issuer's common stock were issued and outstanding as of March 20, 1996.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                        DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1996 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and
Part III, Item 13.   The issuer's Proxy Statement dated March 21, 1997 is
incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

<page1>

                                     PART I
                                     ______

ITEM 1. DESCRIPTION OF BUSINESS
_______________________________

GENERAL

CNB Holdings, Inc. (the "Company") was incorporated as a Virginia stock corporation on April 29, 1993, primarily to own and control all of the capital stock of Community National Bank (the "Bank"). The Company presently engages in no business other than owning and managing the Bank. The Bank is a national banking association which engages in a commercial banking business from its main office in Pulaski, Virginia. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), and it is a member of the Federal Reserve System.

In July 1994, the Company completed its initial public offering of 437,225 shares of its common stock, $5.00 par value per share (the "Common Stock"), at a price of $10.00 per share, pursuant to its Prospectus dated November 16, 1993. The Company received final approval of its application to charter the Bank from the Office of Comptroller of the Currency (the "OCC") and final approval of its application for deposit insurance for the bank from the Federal Deposit Insurance Corporation ("FDIC") on August 29, 1994.
On August 29, 1994, the Bank opened for business.

LOCATION AND SERVICE AREA

The Bank's primary service area is Pulaski County and includes portions of Giles, Montgomery and Wythe Counties and the City of Radford, Virginia. The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, pro-fessional concerns and individuals. The Bank operates from its main office at 900 Memorial Drive, Pulaski, Virginia, which is at the corner of Memorial Drive and Lee Highway (U.S. Route 11). See "Item 2. Description of Property" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area. The Bank is the only locally owned and operated commercial bank in Pulaski County.

Pulaski County is located in the New River Valley area of Southwest Virginia. Pulaski, the county seat, is approximately 53 miles southwest of Roanoke, 90 miles northeast of the Tri-Cities, Tennessee (Johnson City, Kingsport and Bristol), and 150 miles north of Charlotte, North Carolina. Pulaski County had a population of 34,500 in 1994 and a median family income of $28,057 in 1989. Virginia Polytechnic Institute and State University ("Virginia Tech"), a four-year, comprehensive land grant university with over 22,000 students, is located approximately 15 miles from Pulaski County.

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-GM Heavy Trucks (1,560 employees), Pulaski Furniture (1,520 employees), Renfro Corporation (a textile manufacturer with 1,200 employees) and Jefferson Mills, Inc. (341 employees). Agricultural production, consisting primarily of beef cattle and dairy farming, contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

<page2>

BANKING SERVICES

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposits accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations, and governmental entities.

The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal
investments.   The Bank also makes real estate construction and acquisition loans and originates and holds fixed and variable rate mortgage loans.
The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including borrowers' relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. The Bank may not make loans to any director, officer, employee or 10% shareholder of the Company or the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable than would be available to a person not affiliated with the Bank.

Other bank services include cash management services, travelers checks, direct deposit of payroll and social security checks, and automated drafts for various accounts. The Bank is associated with Most Plus & VISA shared networks of automated teller machines and debit card retail locations that Bank customer may use throughout Virginia and other regions. The Bank also offers VISA credit card services.

The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market funds operating in Pulaski County and else-where, most of which are larger and have greater resources than the Bank.
As of March 20, 1997, there were six commercial banks operating a total of ten offices in Pulaski County, Virginia. The Bank is the only one of these institutions that is locally owned and operated. First Virginia Bank is an in-state bank with one office in Pulaski County, but is headquartered in Northern Virginia. In 1996, First Virginia Bank announced plans to purchase
Premier Bank.   Premier Bank serves a five county area around Pulaski, with two offices in Pulaski County, but its headquarters are in another county. Crestar Bank and Signet Bank with one and three offices in the county, respectively, are statewide banks which are based in Richmond. Signet Bank recently announced that the two offices in the Town of Pulaski will be
consolidated into one during 1997.    NationsBank, with 2 offices in Pulaski
County, is an affiliate bank of southeast regional bank holding company head-quartered in Charlotte, North Carolina. First National Bank of Christiansburg, a community bank which is headquartered in nearby Montgomery County, acquired a site in Pulaski County in 1995 and established a new branch in 1996.

<page3>

In addition to the commercial banks described above, First American Bank, a federally chartered savings association, operates two branches in Pulaski County. Two credit unions also operate in the county. In addition, the Bank is subject to aggressive competition from a wide variety of financial service companies offering an expansive array of financial products and services.

The Company believes that the community focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in some segments of this market.

EMPLOYEES

The Bank presently has 18 full-time employees and 8 part-time employees for a total of 22 full-time equivalents. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, numerous additional regulator requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"), Under the BHCA, the Company is subject to periodic examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is required to file periodic reports of it operations and such information as the Federal Reserve may require. Company and Bank activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such an acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

<page4>

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. In the case of the Company, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company's Common Stock is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company registered the Common Stock under the Exchange Act by April 30, 1995. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank which the Company controls, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

Virginia Bank Holding Company Regulation

All Virginia bank holding companies must register with the Virginia State Corporation Commission (the "Virginia Commission") under Title 6.1 of the Code of Virginia (the "Virginia Act"). A registered bank holding company must provide the Virginia Commission with information with respect to the financial condition, operations, management, and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission may also require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

<page5>


Under the Virginia Act, it is unlawful without prior approval of the Virginia Commission for any company to acquire 25% or more of the voting securities of any bank and for any Virginia bank holding company to acquire direct to indirect ownership or control of more than 5% of the voting securities of any bank or other bank holding company. In addition, the Virginia Act allows regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Virginia banking organizations if Virginia banking associations are allowed to acquire banking organizations in their states and the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. As a result of this reciprocal banking provisions, banking organizations in other states, most significantly North Carolina, have entered the Virginia market through acquisitions of Virginia institutions. Those acquisitions are subject to federal and Virginia approval. Recent legislation has broadened these statutes to permit nationwide reciprocal bank acquisitions. See "The Bank-Branching" below.

THE BANK

General. The Company is the holding company for the bank, which is a national banking association. The Office of Comptroller of the Currency (the "OCC") is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation ("FDIC") and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the Federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, in-formation systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions on Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, amoung other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

<page6>

Branching. The Bank is permitted to branch freely within the state of Virginia. The Virginia Act permits statewide branching for Virginia state banks. As a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal Interstate Banking Efficiency Act (the "Interstate Act), which expands the ability of banks to compete interstate, was enacted. The Interstate Act permits nation-wide interstate acquisitions of banks by bank holding companies beginning September 29, 1995, and permits nationwide interstate mergers of banks beginning June 1, 1997. States can legislatively opt not to permit inter-state banks mergers or can legislatively opt to permit interstate bank merges before the June 1, 1997, effective date. The Virginia General Assembly has adopted legislation which opts to permit nationwide inter-state bank mergers effective July 1, 1995.


Community Reinvestment Act. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal regulators of financial institutions to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has not yet received a CRA evaluation.


Other Regulations. Interest and certain other charges collected or contracted by the Bank are subject to state usury laws and certain federal laws con-cerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowed, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to Truth-In-Savings Act, which requires detailed disclosure of the yield and terms of deposit products, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoena of financial records, and the Electronic Funds Transfer Act and Regulation
E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.
Due to the lower rate of failures in recent years, the fees nks and thrifts pay BIF and SAIF have decreased. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.04 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. The current assessment rate per $100 of insured deposits of the Bank is $.04, or a minimum of $2,000 annually. This is significantly lower than the previous assessment rate of $.23 per $100 of insured deposits. The average rate charged to commercial banks dropped to $.045 per $100 of insured deposits from an average of $.235 per $100 of insured deposits under the previous rate structure.

<page7>

Dividends

The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal law, regulations and policies. As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after de-ducting expenses, including reserves from losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total if its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all federally regulated banks and bank holding companies to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury of United States Government agencies, which have a 0% rating.

The federal bank regulator authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank or bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

<page8>

These guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis unless the bank holding company is engaged in a nonbanking activity involving significant leverage or has a significant amount of debt outstanding that is held by the general public.

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as "well capitalized" institution, a bank must have a leverage ratio of no less the 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Bank qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation."

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category of the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the other three undercapitalized categories may be required to (i)submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities;(iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

These capital guidelines can affect the Company in several ways. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making additional capital infusion necessary.

FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

Recent Legislative Developments

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

<page9>

ITEM 2.  DESCRIPTION OF PROPERTY.

Company and Bank main offices are located on a 4.9 acre plot at 900 Memorial Drive in Pulaski. The Bank opened for business on August 29, 1994, in a temporary modular building on the site and utilized the temporary facility for 16 months while the permanent Bank facility was constructed. The Bank began construction on the permanent facility on March 28, 1995. Construction was completed on December 1, 1995. The cost of the building was $933,000. The furniture, fixtures and equipment for the facility cost $143,000. The permanent facility is a two-story brick building and contains approximately 10,500 square feet. It features five inside teller windows, three drive-up lanes, a drive-up night depository and a drive up automated teller machine.

The main office site was purchased from a partnership 100% owned by Jack W. Bowling, a director of the Company, and five members of his immediate family in an exchange transaction for 25,000 shares of common stock. See "Item 12. Certain Relationships and Related Transactions."

In the normal course of business, the Bank invests in debt securities collateralized by real estate mortgages on residential properties. The Bank's policies regarding investment in mortgage-backed securities are subject to change by the Board of Directors with out a vote of stockholders. The Bank also originates and holds real estate mortgages. These are secured by first and second deeds of trust on residential and commercial properties.

ITEM 3.  LEGAL PRCEEDINGS.

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II
                                  _______

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which 437,225 were issued and outstanding as of March 20, 1997. There is no established public trading market in the common stock, and one is not expected
to develop in the near future.   The Company's common stock trades thinly,
primarily on the local market. However, two stock brokerage firms, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 20, 1997, there are approximately 600 stock-holders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even if the Company achieves profitable operations.

<page10>

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.
At December 31, 1996, the Bank was not yet cumulatively profitable, but is expected to considerably reduce its operating loss in 1997. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 1996 Annual Report to Stockholders, pages 23 through 38.


ITEM 7.  FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the independent Auditors' Report set forth on pages 2 through 20 of the Company's 1995 Annual Reports to Stockholders are incorporated herein by reference:

     1. Independent Auditor's Report
     2. Consolidated Balance Sheets as of December 31, 1996 and 1995
     3. Consolidated Statements of Operations for the years and period ended December 31, 1996, 1995, and 1994
     4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 1996, 1995, and 1994
     5. Consolidated Statements of Cash Flows for the years and period ended December 31, 1996, 1995, and 1994
     6. Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the year and there were no disagreements on accounting and financial disclosure.


                                    PART III
                                    ________

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 1996 are listed on page 2 of the Company's Proxy statement dated March 21, 1997 and is incorporated
herein by reference.   Information with respect to the directors of the
Company is set out under the caption "Election of Directors" on page 3 of The Company's Proxy statement dated March 21, 1997, which information is incorporated herein by reference.

<page11>

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16(a) of the Securities Exchange Act" on page 17 of the Company's Proxy Statement dated March 21, 1997, which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on pages 4 through 6 of the Company's Proxy Statement dated March 21, 1997 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated March 21, 1997 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Trans-actions" on page 4 of the Company's Proxy statement dated March 21, 1997 is incorporated herein by reference.


                                     PART IV
                                     _______

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 1996 Annual Report to Stockholder

                                                   1996 Annual Report to
                                                  Stockholders page number
                                                  ________________________
Independent Auditor's Report                                  2
Consolidated Balance Sheets-December 31, 1996 and 1995        3
Consolidated Statements of Operations - Years ended
 December 31, 1996, 1995 and 1994                             4
Consolidated Statements of Stockholders' Equity - Years
 ended December 31, 1996, 1995 and 1994                       5
Consolidated Statements of Cash Flows - Years ended
 December  31, 1996, 1995 and 1994                            6
Notes to Consolidated Financial Statements                 7-22
Management's Discussion and Analysis                      23-38


2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

<page12>



3.  Exhibits:

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K.

 3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-69326 on Form S-1).

 3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-69326 on Form S-1).

 4.1 Provisions in the Company's Articles of Incorporation and By-laws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's
     Registration Statement No. 33-69326 on Form S-1).

10.1 Employment Agreement dated June 21, 1993, by and between Wayne L. Carpenter and the Company incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-69326 on Form S-1).

10.2 Construction Agreement dated February 2, 1995, by and between the Bank and Turn-Key Financial Builders, Inc. (incorporated by reference to Exhibit 10.2 to the Company's 1995 Form 10-KSB).

10.3 Security Equipment Purchase Agreement dated February 15, 1995, by and between the Bank and Security Corporation (incorporated by reference to Exhibit 10.3 to the Company's 1995 Form 10-KSB).

10.4 CNB Holdings, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

12.1 1996 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit
     10.4 to the Company's 1995 Form 10-KSB).

22.1 1996 Proxy Statement.


<page13>

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNB HOLDINGS, INC.


Date:   March 25, 1997               By: s/Wayne L. Carpenter
                                        _____________________
                                        Wayne L. Carpenter
                                        President

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                 Date
       _________                      _____                 ____


s/Sybil S. Atkinson
_________________________            Director           March 26, 1997
Sybil S. Atkinson

s/Jack W. Bowling
_________________________            Director           March 26, 1997
Jack W. Bowling

s/Jackson M. Bruce
_________________________            Director           March 26, 1997
Jackson M. Bruce

                               Director, President
                               and Chief Executive
                               Officer  (principal
s/Wayne L. Carpenter             financial and
_________________________      accounting officer)      March 26, 1997
Wayne L. Carpenter


s/Randolph V. Chrisley
_________________________            Director          March 26, 1997
Randolph V. Chrisley

s/Hiawatha Nicely, Jr.
_________________________            Director          March 26, 1997
Hiawatha Nicely, Jr.

s/A. Carole Pratt
_________________________            Director          March 26, 1997
A. Carole Pratt

s/David W. Ratcliff, Jr.
_________________________            Director          March 26, 1997
David W. Ratcliff, Jr.

s/Nathanial R. Tuck
_________________________            Director          March 26, 1997
Nathaniel R. Tuck

s/James L. Webb, Jr.
_________________________            Director          March 26, 1997
James L. Webb, Jr.

s/J. David Wine
_________________________            Director          March 26, 1997
J. David Wine



<page14>


                                INDEX TO EXHIBITS

                                                          PAGE NO. IN
EXHIBIT NO.                DESCRIPTION                 EQUENTIAL SYSTEM
___________  ________________________________________  _________________
   3.1       Amended and Restated Articles of
             Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
             Statement No. 33-69326 on Form S-1).


   3.2       By-laws (incorporated by reference to Exhibit
             3.2 to the Company's Registration Statement No.
             33-69326 on Form S-1).

   4.1       Provisions in the Company's Articles of
             Incorporation and By-laws defining the rights of holders of the Company's Common Stock
             (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No.
             33-69326 on Form S-1).

  10.1 Employment Agreement dated June 21, 1993, by and between Wayne L. Carpenter and the Company incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No.
             33-69326 on Form S-1).

  10.2 Construction Agreement dated February 2, 1995, by and between the Bank and Turn-Key Financial Builders, Inc. (incorporated by reference to Exhibit 10.2 to the Company's 1995 Form 10-KSB).

  10.3       Security Equipment Purchase Agreement dated
             February 15, 1995, by and between the Bank and Security Corporation (incorporated by reference to Exhibit 10.3 to the Company's 1995 Form 10-KSB).

  10.4       CNB Holdings, Inc. 1995 Stock Option Plan
             (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

  12.1       1996 Report to Stockholders.

  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
             Form 10-KSB).

  22.1       1996 Proxy Statement.


<page15>


1996 ANNUAL REPORT


TABLE OF CONTENTS

Letter to Stockholders.......................................................1

Independent Auditor's Report.................................................2

Consolidated Balance Sheets..................................................3

Consolidated Statements of Operations........................................4

Consolidated Statements of Stockholders' Equity..............................5

Consolidated Statements of Cash Flows........................................6

Notes to Consolidated Financial Statements...................................7

Board of Directors and Officers.............................................21

Stockholder Information.....................................................22


                               LETTER TO STOCKHOLDERS



Dear Stockholder:

We are pleased to present our 1996 Annual Report. This report covers our first full year of operations, a year filled with exciting and significant activity. Community National Bank, our wholly-owned subsidiary, began the year in temp-orary quarters and in December moved to a beautiful permanent facility on time and on budget.

The year was highlighted by solid growth in assets, a strong base of capital-ization and the development of new relationships with our customers. Customer friendly hours and a unique style of doing business founded specifically on customer service and satisfaction have been the key elements in the growth achieved this year.

Community National Bank's brick colonial structure provides the customer with a number of expanded services among which are safe deposit boxes, additional drive-up lanes and a drive-up automated teller machine. The new facility and banking services allow easy customer access to bankers ready to demonstrate state of the art service.

Community National Bank has assembled the very best in management and staff to fulfill the bank's mission statement and goals . . . to offer the very best in banking to the Pulaski County service area.

The directors of Community National Bank continue to look toward the growth and expansion of the bank. We pledge our best efforts to the continued growth, suc-cess and profitability of CNB Holdings, Inc. and its subsidiary, Community National Bank.

s/Hiawatha Nicely, Jr.           s/Wayne L. Carpenter
______________________           ___________________
Hiawatha Nicely, Jr.             Wayne L. Carpenter
Chairman of the Board            President and CEO

<Page 1>

                      LARROWE, CARDWELL AND COMPANY, LC
                            POST OFFICE BOX 2108
                          PULASKI, VIRGINIA 24301


                       INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
CNB Holdings, Inc.
Pulaski, Virginia

We have audited the consolidated balance sheets of CNB Holdings, Inc. and sub-sidiary (Community National Bank) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


LARROWE, CARDWELL & COMPANY, LC

Pulaski, Virginia
January 17, 1997

<Page 2>

CONSOLIDATED BALANCE SHEETS
December 31, 1996  and 1995
________________________________________________________________________________

                                             1996                   1995
                                          ___________           ___________
ASSETS
 Cash and due from banks                  $ 1,188,999           $ 1,143,478
 Federal funds sold                           402,000               694,000
 Investment securities available
  for sale                                 11,312,764             5,465,263
 Loans, net of allowance for loan
  losses of $155,000 in 1996 and
  $81,202 in 1995                          12,722,865             6,689,951
 Property and equipment, net                1,408,596             1,328,951
 Accrued income                                  261,548               116,099
 Other assets                                 120,551               163,371
                                          ___________           ___________
   Total assets                           $27,417,323           $15,601,113
                                          ___________           ___________

LIABILITIES
 Demand deposits                          $ 2,629,100           $ 1,556,534
 Interest-bearing demand deposits           8,266,172             1,900,877
 Savings deposits                           2,339,408             1,329,739
 Large denomination time deposits           3,079,169             1,450,468
 Other time deposits                        7,726,853             5,699,077
                                         ____________          ____________
   Total deposits                          24,040,702            11,936,695

 Accrued interest payable                      36,612                24,198
 Other liabilities                             16,488                17,418
                                         ____________          ____________
   Total liabilities                       24,093,802            11,978,311
                                         ____________          ____________

 Commitments and contingencies


STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value; 1,000,000
  shares authorized; none outstanding               -                     -
 Common stock, $5 par value; 10,000,000
  shares authorized; 437,225 shares
  outstanding in 1996 and 437,042 shares
  outstanding in 1995                       2,186,125             2,185,210
 Surplus                                    2,156,782             2,155,867
 Retained deficit                            (962,723)             (777,078)
 Unrealized appreciation (depreciation)
  on investment securities available
  for sale                                    (56,663)               58,803
                                         ____________         _____________
   Total stockholders' equity               3,323,521             3,622,802
                                         ____________         _____________
   Total liabilities and
    stockholders' equity                 $ 27,417,323         $  15,601,113
                                         ____________         _____________

See Notes to Consolidated Financial Statements

<Page 3>

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1996, 1995 and 1994
_______________________________________________________________________________

                                        1996           1995             1994
                                     __________      _________       _________
Interest income:
 Loans and fees on loans             $  926,222      $ 377,130       $  28,100
 Federal funds sold                      70,412         56,610          33,545
 Taxable investment securities          578,359        377,641          52,904
 Deposits with banks                          -              -          23,553
                                     __________      _________       _________
   Total interest income              1,574,993        811,381         138,102

Interest expense on deposits            853,867        346,213          25,776
                                     __________      _________       _________
    Net interest income                 721,126        465,168         112,326

Provision for loan losses               103,947         68,089          30,000
                                     __________      _________       _________
   Net interest income after
    provision for loan losses           617,179        397,079          82,326
                                     __________      _________       _________

Noninterest income:
 Service charges on deposit accounts     92,806         40,886           2,300
 Net realized gains on sales of
  securities                             16,550         10,432               -
 Other income                            17,190          8,570             264
                                     __________      _________       _________
   Total noninterest income             126,546         59,888           2,564
                                     __________      _________       _________

Noninterest expense:
 Salaries and employee benefits         387,712        328,559         199,037
 Occupancy expense                       76,543         67,469          29,611
 Equipment expense                       62,109         39,776          10,473
 Other expense                          403,006        352,745         172,521
                                     __________     __________      __________
    Total noninterest expense           929,370        788,549         411,642
                                     __________     __________      __________

    Net loss                         $ (185,645)    $ (331,582)     $ (326,752)
                                     __________     __________      __________
Net loss per common share            $     (.42)    $     (.76)     $    (1.48)
                                     __________     __________      __________
Weighted average shares outstanding     437,225        437,042         220,323
                                     __________     __________      __________

See Notes to Consolidated Financial Statements

<Page4>


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1996, 1995 and 1994
________________________________________________________________________________

                                                         Unrealized
                                             Retained   Appreciation
                  Common Stock               Earnings  (Depreciation)
                                                            on
               Shares    Amount    Surplus   (Deficit)  Securities    Total
              ________ __________ __________ __________ __________ ___________
DECEMBER
 31, 1993           11 $       11 $        - $ (118,744)$        - $  (118,733)

Net loss             -          -          -   (326,752)         -    (326,752)
Common stock
 issued for:
  Cash         411,950  2,059,750  2,059,750          -          -   4,119,500
  Land          25,000    125,000    125,000          -          -     250,000
 Exchange of
 10 initial shares
    92 shares
 and cash           82        450        460          -          -         910
Redemption of
 initial share      (1)        (1)         -          -          -          (1)
Costs of common
 stock offering      -          -    (29,343)         -          -     (29,343)
Unrealized
 depreciation
 on investment
 securities
 available
 for sale            -          -          -          -     (47,769)    (47,869)
               _______  __________  _________  ________  __________  __________
DECEMBER
 31, 1994      437,042   2,185,210  2,155,867  (445,496)    (47,769) 3,847,812

Net loss             -           -          -  (331,582)          -   (185,645)
Net change in
 unrealized
    depreciation
 on investment
 securities
 available for
 sale                -           -          -         -     106,572    106,572
               _______  __________  _________  ________  __________  __________
DECEMBER
  31, 1995     437,042   2,185,210  2,155,867  (777,078)     58,803  3,622,802

Net loss             -           -          -  (185,645)          -   (185,645)
Common stock
 issued            183         915        915         -           -      1,830
Net change in
 unrealized
 depreciation
 on investment
    securities
 available for
 sale                -           -          -         -    (115,466)  (115,466)
               _______  __________ __________ _________  __________  __________
DECEMBER
 31, 1996      437,225  $2,186,125 $2,156,782 $(962,723) $  (56,663) $3,323,521
               _______  __________ __________ _________  __________  __________

See Notes to Consolidated Financial Statements

<page5>


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1996, 1995 and 1994
________________________________________________________________________________

                                               1996        1995       1994
                                        ____________ ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $  (185,645) $  (331,582) $  (326,752)
 Adjustments to reconcile net loss
   to net cash used by operations:
 Depreciation and amortization              128,833       65,629       21,535
 Provision for loan losses                  103,947       68,089       30,000
 Net realized gains on securities           (16,550)     (10,432)           -
 Accretion of discount on securities, net   (10,637)     (20,588)           -
 Changes in assets and liabilities:
   Accrued income                          (145,449)     (55,054)     (61,045)
   Other assets                             (15,806)       3,124      (81,266)
   Accrued interest payable                  12,414       17,623        6,575
   Other liabilities                           (930)      12,263      (32,693)
                                        ___________   __________   __________
    Net cash used by
     operating activities                  (129,823)    (250,928)    (443,646)
                                        ___________   __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in
   federal funds sold                       292,000      184,000     (878,000)
  Purchases of investment securities    (15,818,430)  (4,455,033)  (4,435,800)
  Sales of investment securities          8,977,234    2,015,393            -
  Maturities of investment securities       905,416    1,500,000            -
  Net increase in loans                  (6,136,861)  (5,538,966)  (1,257,074)
  Purchases of property and equipment      (148,022)    (917,126)    (201,005)
                                        ___________   __________   __________
    Net cash used in investing
     activities                            (11,928,663)  (7,211,732)
(6,771,879)
                                        ___________   __________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                   8,447,530    2,972,125    1,815,025
  Net increase in time deposits           3,656,477    5,243,323    1,906,222
  Net repayment of short-term debt                -            -     (121,000)
  Repayments of advances from related
   parties                                        -            -      (10,909)
  Proceeds from issuance of common stock          -            -    4,011,329
  Stock issuance costs                            -            -      (11,604)
                                        ___________  ___________  ___________
    Net cash provided by
      financing activities               12,104,007    8,215,448    7,589,063
                                        ___________  ___________  ___________
    Net increase in cash and cash
      equivalents                            45,521      752,788      373,538

CASH AND CASH EQUIVALENTS, BEGINNING      1,143,478      390,690       17,152
                                        ___________  ___________  ___________
CASH AND CASH EQUIVALENTS, ENDING         1,188,999    1,143,478      390,690
                                        ___________  ___________  ___________

Supplemental disclosure of cash flow information:
  Interest paid                            $   841,453  $   328,590  $    19,201
                                        ___________  ___________  ___________
  Income taxes paid                     $         -  $       209  $         -
                                        ___________  ___________  ___________

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
On June 30, 1994, the restriction on $3,924,319 was removed and the cash was released to the Company in exchange for common stock subscriptions. Also, on June 30, 1994, $10 of the Company's initial common stock and $109,081 of advances to stockholders were canceled in exchange for common stock subscriptions.

Bank premises (land) valued at $250,000 was acquired on June 30, 1994 in exchange for fully paid subscriptions for 25,000 shares of the Company's common stock.

See Notes to Consolidated Financial Statements

<PAGE6>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. From March 8, 1993 (date of inception) through August 28, 1994 the Company's activities consisted of organizational items. On August 29, 1994, the Company's wholly owned subsidiary, Community National Bank (the Bank), was chartered under the laws of the United States and the Bank opened for business in Pulaski, Virginia through a single banking office. Accordingly, as of August 29, 1994, the Company was no longer in the development stage. As an FDIC insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The accounting and reporting policies of the Company and the Bank follow gener-ally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank's loan portfolio consists of loans in the New River Valley area of Southwest Virginia. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regu-latory agencies, as a part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.

CASH AND CASH EQUIVALENTS

For purposes presenting in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

TRADING SECURITIES

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

SECURITIES HELD TO MATURITY

Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. Currently the Bank has no securities held to maturity.

<PAGE7>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

SECURITIES AVAILABLE FOR SALE

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individuals securities to fair value. Related write-downs are included in earnings as realized losses.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans are reported at their outstanding balance principal reduced by an al-lowance for loan losses and adjusted for net unamortized origination fees and costs.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount out-standing. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the ade-quacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

PROPERTY AND EQUIPMENT

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation computed by the straight-line method over the following estimated useful lives:

                                                YEARS
                                                _____
  Building and land improvements                20-40
  Furniture and equipment                        5-10

<PAGE8>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ORGANIZATION AND STOCK ISSUANCE COSTS

Costs incurred for the organization of the Company and the Bank were capi-talized and are being amortized over five years. Costs incurred in con-nection with the Company's initial stock offering, consisting principally of direct sales and promotional costs, were deferred and offset against the proceeds of the stock sales as a charge to surplus.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the ac-counting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting has been applied.

INCOME TAXES

Provision for income tax is based on amounts reported in the statements of operations (after exclusion for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differ-ences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets, net of a valuation allowance if deemed appropriate, are recognized for operating losses that are available to offset future taxable income.

EARNING PER COMMON SHARE

Net income per share is computed based on the weighted average number of shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

FINANCIAL INSTRUMENTS

Any derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and com-mercial standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest rate futured contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those tech-niques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. Ac-cordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

<page9>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT


FAIR VALUE OF FINANCIAL INSTRUMENTS, CONT.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Available-for-save and held-to-maturity securities: Fair values for securi-ties, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value esti-mates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approxi-mates fair value.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current presentation. Net loss and stockholders' equity previously reported were not affected by these reclassifications.

NOTE 2.   RESTRICTED CASH

Restricted cash, applicable to stock subscriptions received, was released from escrow on June 30, 1994 upon the Company's satisfaction of requirements set forth in its public offering prospectus and escrow agreement.

<page10>


NOTES TO CONSOLIDATED STATEMENTS
_______________________________________________________________________________

NOTE 3.  SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, follow:

                                 Amortized   Unrealized Unrealized    Fair
                                    Cost       Gains     Losses      Value
                                ___________  __________ _________ ____________
1996
____
AVAILABLE FOR SALE:
  U. S. Treasury securities     $  3,992,931 $   20,987  $  1,265 $  4,012,653
  U. S. Government agency
   securities                      6,659,085      1,614    82,055    6,578,644
  State and local government
   securities                        197,316      4,056         -      201,372
  Mortgage-backed securities         383,045          -         -      383,045
  Equity securities                  137,050          -         -      137,050
                                ____________ __________ _________ ____________
                                $ 11,369,427 $   26,657 $  83,320 $ 11,312,764
                                ____________ __________ _________ ____________
1995
____
AVAILABLE FOR SALE:
  U. S. Treasury securities     $    389,017 $   10,739 $       - $    399,756
  U. S. Government agency
   securities                      4,892,093     48,064              4,940,157
  Equity securities                  125,350          -         -      125,350
                                ____________ __________ _________ ____________
                                $  5,406,460 $   58,803 $       - $  5,465,263
                                ____________ __________ _________ ____________

Investment securities with amortized costs of $7,182,341 and $1,749,803 and market values of $7,115,039 and $1,771,569 at December 31, 1996 and 1995,
respectively, were pledged as collateral on public deposits or for other banking purposes.

Gross realized gains and losses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     1996      1995     1994
                                                   ________  ________  _______
Realized gains                                     $ 33,265  $ 11,832  $     -
Realized losses                                     (16,715)   (1,400)       -
                                                   ________  ________  _______
                                                   $ 16,550  $ 10,432  $     -
                                                   ________  ________  _______

The amortized cost and approximate market value at December 31, 1996 of in-vestment securities by scheduled maturity are shown below.

                                                       Available for Sale
                                                    __________________________
                                                      Amortized       Fair
                                                         Cost        Value
                                                    _____________ ____________
Due in one year or less                             $   2,049,521 $  2,048,280
Due in one year through five years                      5,561,423    5,572,138
Due after five years                                    3,621,433    3,555,296
Equity securities                                         137,050      137,050
                                                    _____________ ____________
                                                    $  11,369,427 $ 11,312,764
                                                    _____________ ____________

For the purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

<PAGE11>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 4.  LOANS RECEIVABLE

The major components of loans in the consolidated balance sheets at December 31, 1996 and 1995 are as follows:

                                                        1966         1995
                                                    ____________  ____________
Commercial                                          $  4,343,525  $  2,106,572
Real estate:
 Construction and land development                       235,000       580,142
 Farmland                                                      -             -
 Residential, 1-4 families                             4,675,681     1,980,045
 Residential, multifamily                                      -             -
 Nonfarm, nonresidential                                 101,804             -
Agricultural                                               7,638             -
Consumer:
 Credit cards                                            135,174        93,202
 Other consumer                                        2,699,628     1,148,781
States and political subdivisions                        343,057       422,396
Other                                                    372,119       457,236
                                                     ___________   ___________
                                                      12,913,626     6,788,374

Net deferred loan fees                                   (35,761)      (17,221)
                                                     ___________   ___________
                                                      12,877,865     6,771,153

Allowance for loan losses                               (155,000)      (81,202)
                                                     ___________  ____________
                                                     $12,722,865  $  6,689,951
                                                     ___________  ____________

Nonperforming assets at December 31, 1996 and 1995 are detailed as follows:

                                                        1996         1995
                                                    ____________  ____________
Nonaccrual loans                                    $     17,459  $          -
Restructured loans                                             -             -
Loans past due 90 days or more                            52,258        18,455
                                                    ____________  ____________
 Total nonperforming loans                                69,717        18,455

Foreclosed, repossessed and idled properties                   -         8,000
                                                    ____________  ____________
 Total nonperforming assets                         $     69,717  $     26,455
                                                    ____________  ____________

Gross interest income that would have been recognized for each year if the non-accrual loans and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origi-nation, or if held part of the period, is detailed below. Applicable inter-est income that was actually collected and included in net income for each year is also summarized below:

                                          1996          1995         1994
                                      ____________  ____________  ____________
NONACCRUAL LOANS:
 Interest income, original terms      $      4,789  $          -  $          -
                                      ____________  ____________  ____________
 Interest income, recognized          $      2,784  $          -  $          -
                                      ____________  ____________  ____________

The Bank has no restructured loans during the years ended December 31, 1996, 1995 or 1994.


<page12>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 4.  LOANS RECEIVABLE, CONTINUED

An allowance determined in accordance with SFAS No. 114 and No. 118 is pro-vided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, the average annual recorded investment in impaired loans and interest income recognized on impaired loans for the year (all approximate) are summarized below:

                                          1996         1995           1994
                                      ____________  ____________  ____________
Recorded investment at December 31,   $     18,533  $          -  $          -
                                      ____________  ____________  ____________
Allowance for loan losses             $      1,074  $          -  $          -
                                      ____________  ____________  ____________
Average recorded investment
  for the year                        $      3,658  $          -  $          -
                                      ____________  ____________  ____________
Interest income recognized
  for the year                        $      2,784  $          -  $          -
                                      ____________  ____________  ____________

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses are as follows:

                                         1996           1995           1994
                                      ____________  ____________  ____________
BALANCE, BEGINNING                    $     81,202  $     30,000  $          -
                                      ____________  ____________  ____________

Loans charged off                          (43,291)      (18,221)            -
Recoveries                                  13,142         1,334             -
                                      ____________  ____________  ____________
Net loans charged off                      (30,149)      (16,887)            -

Provision for loan losses                  103,947        68,089        30,000
                                      ____________  ____________  ____________
BALANCE, ENDING                       $    155,000  $     81,202  $     30,000
                                      ____________  ____________  ____________


NOTE 6.  PROPERTY AND EQUIPMENT

Components of property and equipment and total accumulated depreciation at December 31, 1996 and 1995, are as follows:

                                                         1996         1995
                                                    ____________  ____________
Land                                                $    250,000  $    250,000
Land improvements                                         49,564        46,344
Buildings                                                932,609       815,621
Furniture and equipment                                  290,921       263,107
                                                    ____________  ____________
                                                       1,523,094     1,375,072
Less accumulated depreciation                           (114,498)      (46,121)
                                                    ____________  ____________
                                                    $  1,408,596  $  1,328,951
                                                    ____________  ____________

The Company leased its temporary banking facility under an agreement accounted for as an operating lease at a rental of $2,244 per month, increasing to $3,675 per month in July, 1995. This agreement expired in December, 1995. Rental expense was approximately $33,440 and $17,000 for 1995 and 1994, respectively.

<page13>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 7.  SHORT-TERM DEBT

The Bank has established a $750,000 line of credit with a correspondent bank to provide additional liquidity if and as needed. There was no amount out-standing under this arrangement at December 31, 1996 or 1995, or during the years then ended.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                               December 31, 1996
Decem
ber 31, 1995
                                       ___________________ ___________________
                                       Carrying     Fair   Carrying     Fair
                                        Amount     Value    Amount     Value
                                       _________ _________ _________ _________
FINANCIAL ASSETS
  Cash and cash equivalents            $   1,189 $   1,189 $   1,143 $   1,143
  Federal funds sold                         402       402       694       694
  Securities, available-for-sale          11,313    11,313     5,465     5,465
  Loans, net of allowance for
   loan losses                            12,723    12,793     6,690     6,648

FINANCIAL LIABILITIES
  Deposits                                24,041    24,049    11,937    12,093

OFF-BALANCE-SHEET ASSETS (LIABILITIES)
  Commitments to extend credit and
    standby letters of credit                  -         -         -         -

NOTE 9. COMMON STOCK

During 1995 the Company adopted a stock option plan under which up to 275,500 shares of stock may be issued. Shares subject to the plan may be issued in any combination of incentive stock options, non-incentive stock options, or restricted stock, provided that the total number of shares issuable pursuant to incentive stock options may not be more than 50,000 without shareholder approval. Termination of restrictions on any restricted stock granted and expiration of any non-incentive stock options granted are controlled by the terms of each individual grant. Incentive stock options expire no more than
10 years from the date of grant.   Exercise prices of all options  are
determined by each individual grant except that incentive stock options may not be granted at less than fair market value and non-incentive stock options may not be granted at less than 80% of fair market value on each option's respective date of grant. Vesting of options, if not immediately exerciseable, is determined in accordance with the terms of each option granted.

<page14>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 9. COMMON STOCK, CONTINUED

Activity under the plan during the years ended December 31, 1996 and 1995 is summarized below:

                                              Granted
                                  _______________________________________
                                             Non-
                       Available Incentive Incentive          Exercise
                           for     Stock     Stock Restricted   (1)
                          Grant   Options   Options   Stock    Price  Exercised
                         _______  ________  _______  _______  _______ _________
Plan adopted             $275,000        -        -        -        -        -
Granted                  (165,000)       _  165,000        -  $ 10.00        -
Exercised                       -        -        -        -        -        -
                         ________ ________  _______  _______           _______
BALANCE
 DECEMBER 31, 1995        110,500        -  165,000        -    10.00        -


Granted                     5,225        -    5,225        -    10.00        -
Exercised                       -        -        -        -        -        -
                          _______ ________  _______  _______           _______
BALANCE
 DECEMBER 31, 1996        105,275        -  170,225        -    10.00        -
                          _______ ________  _______  _______           _______

Additional information relating to the plan is listed below:

                                         1996           1995          1994

                                      ____________    ____________  ____________
OUTSTANDING OPTIONS AT DECEMBER 31:
Exercise price(1)                     $      10.00  $      10.00           n/a
 Range of exercise prices:
  From                                $      10.00  $      10.00           n/a
  To                                  $      10.00  $      10.00           n/a
 Remaining contractual life in months(1)       101           112           n/a

EXERCISEABLE OPTIONS AT DECEMBER 31:
 Number                                    170,225       165,000           n/a
 Exercise price                       $      10.00  $      10.00           n/a

OPTIONS GRANTED DURING THE YEAR:
 Granted-date fair value(1)           $     26,259  $    829,234           n/a
 Exercise price(1)                    $      10.00  $      10.00           n/a

SIGNIFICANT ASSUMPTIONS USED IN DETERMINING FAIR VALUE:
 Risk-free interest rate                      7.0%          7.0%
n/a
 Expected life in years                         10            10           n/a
 Expected dividends                           0.0%          0.0%           n/a
 Expected volatility                          5.0%          2.7%           n/a

RESULTS OF OPERATIONS:
 Compensation cost
  recognized in income                $          -  $          -           n/a
                                      ____________  ____________  ____________
 Pro forma net income(2)              $  (211,904)  $ (1,160,816) $   (326,752)
                                      ____________  ____________  ____________
 Pro forma earnings
  per common share(2)                 $      (.48)  $      (2.66) $      (1.48)
                                      ___________   ____________  ____________

______________________________________
    (1)Weighted average
    (2)As if the fair value based method prescribed by
    SFAS No. 123 has been applied.

<page15>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Bank may make additional contributions at the discretion of Board of Directors. The Bank made no contributions during the years ended December 31, 1996, 1995 or 1994.

NOTE 11.   INCOME TAXES

OPERATING LOSS AND CARRYFORWARDS

The company has loss carryforwards of approximately $812,000 for Federal income tax purposes that may be used to offset future taxable income. If not previ-ously utilized, the Federal and state loss carryforwards will expire between 2008 and 2011.

CURRENT AND DEFERRED INCOME TAX COMPONENTS

The components of income tax expense (all Federal) are as follows:

                                          1996          1995          1994
                                      ____________  ____________  ____________
Current                               $          -  $          -  $          -
Deferred                                   (67,750)     (111,968)     (109,565)
Deferred tax asset valuation                67,750       111,968       109,565
                                      ____________  ____________  ____________
                                      $          -  $          -  $          -
                                      ____________  ____________  ____________

RATE RECONCILIATION

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate expense included in the consolidated statement of operations follows:

                                          1996          1995          1994
                                      ____________  ____________  ____________
Tax at statutory federal rate         $    (63,119) $   (112,738) $   (110,756)
Others                                      (4,631)          770         1,191
Deferred tax asset valuation allowance      67,750       111,968       109,565
                                      ____________  ____________  ____________
                                      $          -  $          -  $          -
                                      ____________  ____________  ____________

DEFERRED TAX ANALYSIS

The components of net deferred tax assets (all Federal) at December 31, 1996 and 1995 are summarized as follows:

                                                        1996          1995
                                                    ____________  ____________
Deferred tax assets                                 $    354,588  $    282,007
Deferred tax liabilities                                 (25,332)      (20,501)
Deferred tax asset valuation allowance                  (329,256)     (261,506)
                                                    ____________  ____________
                                                    $          -  $          -
                                                    ____________  ____________

<page16>



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 11.   INCOME TAXES, CONTINUED

Tax effects of each significant item creating deferred taxes are summarized below:

                                                        1996           1995
                                                    ____________  ____________
Allowance for loan losses                           $     18,512  $      4,644
Pre-operating expenses                                    46,683        64,755
Net operating losses                                     276,242       206,183
Deferred fee income                                       12,159         5,855
Contributions                                                992           570
Accretion of discount on investment securities            (1,828)       (4,566)
Depreciation                                             (23,504)      (15,935)
                                                    ____________  ____________
                                                    $    329,256  $    261,506
                                                    ____________  ____________

NOTE 12.  COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instru-ments. The Bank uses the same credit policies in making commitments and con-ditional obligations as for on-balance-sheet instruments.

A summary of the Bank's commitments at December 31, 1996 and 1995 are as follows:

                                                        1996         1995
                                                    ____________  ____________
Commitments to extend credit                        $  3,921,000  $  2,590,000
Standby letters of credit                                      -        60,000
                                                    ____________  ____________
                                                    $  3,921,000  $  2,650,000
                                                    ____________  ____________

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Com-mitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not neces-sarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on manage-ment's credit evaluation of the party. Collateral held varies, but may in-clude accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

<page17>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 12.  COMMITMENTS AND CONTINGENCIES, CONTINUED

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank's primary focus is toward consumer oriented and small business transactions, and accordingly, it does not have a signifi-cant number of credits to any single borrower or group of related borrowers in excess of $250,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

OTHER

The Company has entered a five-year employment and bonus agreement with the Company's President which effectively commenced with the opening of the Bank.

NOTE 13.   REGULATORY RESTRICTIONS

CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in regulations. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

<page18>


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 13.   REGULATORY RESTRICTIONS, CONTINUED

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                To Be Well
                                                             Capitalized Under
                                           For Capital       Prompt Corrective
                          Actual        Adequacy Purposes    Action Provisions
                     _________________  __________________  ___________________
                       Amount    Ratio    Amount     Ratio    Amount     Ratio
                     __________  _____  ___________  _____  ___________  ______
DECEMBER 31, 1996
 Total Capital
    (to Risk-
  Weighted Assets)   $3,294,381  23.1%      >$1,142,913  >8.0%  >$1,428,641
>10.0%
 Tier I Capital
  (to Risk-
  Weighted Assets)   $3,139,381  22.0%  >$  571,457  >4.0%  >$  857,185  > 6.0%
 Tier I Capital
  (to Average
  Assets             $3,139,381  11.6%  >$1,080,749  >4.0%  >$1,350,936  > 5.0%

DECEMBER 31, 1995
 Total Capital
  (to Risk-
  Weighted
  Assets)            $3,349,994  40.5%  >$  660,960  >8.0%  >$  826,200  >10.0%
 Tier I Capital
  (to Risk-
  Weighted
  Assets)            $3,268,792  39.6%  >$  330,480  >4.0%  >$  495,720  > 6.0%
 Tier I Capital
  (to Average
  Assets)            $3,268,792  22.7%  >$  576,480  >4.0%  >$  720,600  > 5.0%

DIVIDENDS

The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. At December 31, 1996, there were no retained net profits free of such restriction. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in an unsafe or unsound practice in conducting its business. It is possible, under certain circumstances, the Comptroller could assert that dividends or other payments would be an unsafe or unsound practice.

INTERCOMPANY TRANSACTIONS

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $317,000 at December 31, 1996. No 23A transactions existed between the Bank and the Company at December 31, 1996.

<page 19>



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 14.   TRANSACTIONS WITH RELATED PARTIES

The Bank has entered into transactions with its directors, significant share-holders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

LOANS

Aggregate loan transactions with related parties were as follows:

                                                        1996          1995
                                                    ____________  ____________
BALANCE, BEGINNING                                  $    524,726  $      7,412

New loans and advances                                   867,146       569,268
Repayments                                              (309,392)      (51,954)
Change in relationship                                    (6,486)            -
                                                    ____________  ____________
BALANCE, ENDING                                     $  1,075,994  $    524,726
                                                    ____________  ____________

ADVANCES

Advances from related parties at December 31, 1993 consisted of noninterest-bearing loans from members of the Company's Board of Directors. On June 30, 1994, 10 Directors elected to convert their advances to common stock sub-scriptions. On October 6, 1994, the final Director was repaid by the Company.

MAIN OFFICE SITE

On June 10, 1994, the Bank acquired a site for its main office from a member of the Company's Board of Directors and his related interests. Consideration for the site was 25,000 shares of the Company's common stock, which was sold for $10 per share in the Company's initial public stock offering. The con-sideration was determined by negotiation after appraisals of the property were obtained.

<page20>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 15.   PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of CNB Holdings, Inc. is presented as follows:

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                    ____________  ____________
ASSETS
 Cash and due from banks                            $    181,042  $    199,651
 Investment in subsidiary bank at equity               3,119,995     3,379,310
 Other assets                                             34,149        57,491
                                                    ____________  ____________
                                                    $  3,335,186  $  3,636,452
                                                    ____________  ____________

LIABILITIES
 Accounts payable and other liabilities             $     11,665  $     13,650
                                                    ____________  ____________
STOCKHOLDERS' EQUITY:
 Common stock                                          2,186,125     2,185,210
 Surplus                                               2,156,782     2,155,867
 Retained deficit                                       (962,723)     (777,078)
 Unrealized depreciation on
  subsidiary's investment
  securities available for sale                          (56,663)       58,803
                                                    ____________  ____________
   Total stockholders' equity                          3,323,521     3,622,802
                                                    ____________  ____________
   Total liabilities and
    stockholders' equity                            $  3,335,186  $  3,636,452
                                                    ____________  ____________


                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996          1995          1994
                                      ____________  ____________  ____________
Income, interest on deposits
  with banks                          $      7,633  $     11,450  $     25,440
                                      ____________  ____________  ____________
EXPENSES:
 Professional fees                          23,381        59,326        16,131
 Other expenses                             26,048        23,148        16,150
                                      ____________  ____________  ____________
   Total expenses                           49,429        82,474        32,281
                                      ____________  ____________  ____________
   Loss before tax benefit and
    equity in undistributed
    income of subsidiary                   (41,796)      (71,024)       (6,841)

FEDERAL INCOME TAX BENEFIT                       -             -             -
                                      ____________  ____________  ____________
   Loss before equity in undistributed
    income of subsidiary                   (41,796)      (71,024)       (6,841)

EQUITY IN UNDISTRIBUTED LOSS OF
    SUBSIDIARY                            (143,849)     (260,558)     (319,911)
                                      ____________  ____________  ____________
      Net loss                        $   (185,645) $   (331,582) $   (326,752)
                                      ____________  ____________  ____________

<page21>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 15.   PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996          1995         1994
                                    ____________  ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                           $   (185,645) $   (331,582) $   (326,752)
 Adjustments to reconcile net
 loss to net  cash provided by
 operating activities:
   Amortization                              23,173        15,499         3,862
   Increase in equity in
    undistributed loss of subsidiary:
     Attributable to current year        143,849       260,558       319,911
     Attributable to prior year                -             -        99,024
   Increase in other assets                1,999         4,339        44,022
   Increase (decrease) in
     other liabilities                    (1,985)        8,521       (32,719)
                                    ____________  ____________  ____________
 Net cash provided (used) by
  operating activities              $    (18,609) $    (42,665) $    107,348
                                    ____________  ____________  ____________
Cash flows from investing activities,
  investment in subsidiary                     -             -    (3,750,000)
                                    ____________  ____________  ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of short-term debt                  -             -      (121,000)
 Repayment of advances from related parties    -             -       (10,909)
 Proceeds from issuance of stock               -             -     4,011,329
 Stock issuance costs                          -             -       (11,604)
                                    ____________  ____________  ____________
   Net cash provided by
    financing activities                       -             -     3,867,816
                                    ____________  ____________  ____________
   Increase (decrease) in cash
    and due from banks              $    (18,609) $    (42,665) $    225,164

CASH AND CASH EQUIVALENTS, BEGINNING     199,651       242,316        17,152
                                    _____________ ____________  ____________
CASH AND CASH EQUIVALENTS, ENDING   $    181,042  $    199,651  $    242,316
                                    _____________ ____________  ____________

<page22>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of the Company's financial condition and its results of oper-ations. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes.

OVERVIEW

The Company commenced operations on March 8, 1993. Community National Bank, the Company's only subsidiary, began operations on August 29, 1994. The Company expects it will experience losses until the Bank grows its assets to a point where the assets generate revenue from operations which exceeds the Bank's fixed costs. These costs, which include salaries and employee benefits, occupancy expense, furniture and equipment expense, and other noninterest expense, can be covered by the Bank's net interest income if the Bank is able to leverage its capital with a sufficient volume of assets. However, manage-ment of the Company is not willing to sacrifice asset quality in order to achieve this asset growth.

The economy of the area has improved over the last two years. Unemployment continues to be slightly above the state average, but down from 1994. Future economic growth appears to be stable and improving.

The earnings position of the Company continues to improve. The net loss for 1996 was $186,000 compared to $332,000 for 1995 and $327,000 in 1994. Return on average assets was (.81)% compared to (2.87)% for 1995 and (10.77)% for 1994.

Average equity to average assets shows the Bank in a strong capital position with a ratio of 13.71%.

The total assets of the Company grew to $27.4 million from $15.6 million, a 75.64% increase, continuing our strategy to grow the bank while continuing asset quality.

Management continues to look at increasing market share by expanding to contiguous markets as it becomes feasible.


<page23>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

_____________________________________________________________________________

TABLE 1.  NET INTEREST INCOME AND AVERAGE BALANCES (THOUSANDS)
_____________________________________________________________________________

                       1996                  1995                 1994
              ______________________ _____________________ ___________________
                       Interest             Interest             Interest
               Average Income/Yield/ Average Income/Yield/Average Income/Yield/
               Balance Expense Cost Balance Expense Cost Balance Expense Cost
               _______ _______ ____ _______ _______ ____ _______ _______ ____
Interest earning
 assets:
  Deposits in
   other banks  $     - $    -    -% $     - $    -    -% $  528 $    23  4.35%
  Taxable investment
   securities    8,957    578 6.45%   5,350    378  7.07     863      53  6.14
  Federal funds
   sold          1,179     71 6.02      967     56  5.79     689      34  4.93
  Loans, net     9,695    926 9.55    3,620    377 10.41     317      28  8.83
               _______ ______ ____  _______ ______ _____ _______ _______ _____
  Total interest-earning
   assets       19,831  1,575         9,937    811         2,397     138
               _______ ______ ____  _______ ______ _____ _______ _______ _____
  Yield on average
   interest-
    earning assets            7.94%                 8.16%                 5.76%
                             _____                  _____                 ____

Noninterest-earning assets:
  Cash and
   due from
   banks         1,465                  660                  217
  Premises and
    equipment    1,410                  718                  227
  Interest receivable
    and other      272                  249                  193
               _______              _______               ______
  Total non-
   interest-
   earning
   assets        3,147                1,627                  637
               _______              _______               ______
  Total
  assets       $22,978              $11,564               $3,034
               _______              _______               ______

Interest-bearing liabilities:
  Demand
   deposits    $ 5,304 $  191 3.60% $   917 $    33  3.60% $   72 $     2 2.77%
  Savings
   deposits      2,276     88 3.87      940      30  3.19     146       5 3.42
  Time
   deposits     10,725    575 5.36    5,008     283  5.65     349      19 5.44

               _______ ______ _____ _______ _______ _____  ______ _______ ____
 Total
  interest-
  bearing
  liabilities   18,305    854         6,865     346           567      26
 Cost on average
  interest-bearing
  liabilities                     4.67%                  5.04%
4.58%
                              ____                   ____                 ____

Noninterest-
  bearing liabilities:
  Demand
    deposits     1,492                1,158                  602
  Interest payable
    and other       30                   27                    -
               _______               ______                _____
  Total non-
   interest-bearing
   liabilities   1,522                1,185                  602
               _______               ______               ______
  Total
   liabilities  19,827                8,050                1,169

Stockholders'
   equity        3,151                3,514                1,865
               _______               ______               ______

  Total
   liabilities
   and stock-
   holders'
   equity      $22,978              $11,564               $3,034
               _______              _______               ______

   Net interest
     income            $  721                $  465              $  112
                       ______                ______              ______
  Net yield on
    interest-
    earning
    assets                     3.63%                 4.68%                4.69%
                               ____                 _____                 ____

<page24>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 2.  RATE/VOLUME VARIANCE ANALYSIS (THOUSANDS)
________________________________________________________________________________

                             1996 Compared to 1995     1995 Compared to 1994
                            ________________________ _________________________
                            Interest   Variance      Interest      Variance
                            Income/  Attributable To Income/   Attributable To
                            Expense  _______________           _______________
                            Variance  Rate   Volume  Variance   Rate   Volume
                            ________ ______  ______  ________  ______  _______
Interest-earning assets:
  Deposits in other bank    $      - $    -  $    -  $    (23) $    -  $   (23)
  Taxable investment
   securities                    200    (55)    255       325      49      276
  Federal funds sold              15      3      12        22       8       14
  Loans                          549    (83)    632       349      58      291
                            ________  ______  _____  ________  ______  _______
      Total                      764   (135)    899       673     115      558
                            ________  ______  _____  ________  ______  _______

Interest-bearing liabilities
  Demand deposits                158      -     158        31       8       23
  Savings deposits                58     15      43        25      (2)      27
  Time deposits                  292    (31)    323       264      11      253
                            ________  ______  _____  ________  ______   ______
     Total                       508    (16)    524       320      17      303
                            ________  ______  _____  ________  ______   ______
     Net interest income    $    256  $(119)  $ 375  $    353  $   98   $  255
                            ________  ______  _____  ________  ______   ______

________________________________________________________________________________

NET INTEREST INCOME

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Net interest income in 1996 increased by 55.1% to $721,000 from $465,000 in 1995 and $112,000 in 1994. The increase in net interest income realized in 1996 was the result of an increase in the volume of net average earning assets which was offset by an 105 basis point decrease in net interest margin. The net interest margin for 1995 was 4.68% compared to 4.69% for 1994. Net interest income in 1995 increased by $353,000, or 315.2%, over 1994. The increase in net interest income realized in 1995 was the result of an in-crease in net average earning assets of $7.5 million. The effects of changes in volumes and rates on net interest income in 1996 compared to 1995, and 1995 compared to 1994 are shown in Table 2.

Interest income for 1996 increased $764,000 to $1.58 million from $811,000 in 1995. Interest income in 1994 totaled $138,000. The increase in interest income from 1995 to 1996 was due to an increase in average interest-earning assets of $9.89 million offset by a decrease in yields on earning assets of 22 basis points from 8.16% in 1995 to 7.94% in 1996. The increase in interest income from 1994 to 1995 was due to an increase in average interest-earning assets of $7.54 million combined with an increase in yields on earning assets of 240 basis points from 5.76% in 1994 to 8.16% in 1995.

<page25>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

Interest expense increased by $508,000 in 1996 to $854,000 from $346,000 in 1995 and $26,000 in 1994. The increase from 1995 to 1996 was due to an in-crease in average interest bearing liabilities of $11.44 million to $18.3 million in 1996 offset by a decrease in the rate paid of 37 basis points compared to 1995. Interest expense increased by $320,000 from 1994 to 1995. The increase was due to the average interest bearing liabilities increasing by $6.3 million while the average rate paid on interest bearing liabilities increased by 46 basis points.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for credit losses required to maintain an allowance adequate to provide for probable losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

In 1996, management increased the provision for loan losses from $68,000 in 1995 to $104,000 in 1996. The provision for loan losses was $30,000 in 1994. The increases in the loan loss provision were made because of the significant growth of the loan portfolio. The Bank's allowance for loan losses as a percentage of total gross loans at the end of 1996 and 1995 was 1.2%, and 2.4% in 1994.

Additional information is contained in Tables 12, 13 and 14, and is discussed in Nonperforming and Problem Assets.

OTHER INCOME

Noninterest income consists of revenues generated from a broad range of fi-nancial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insuf-ficient funds checks and fees charged for nondeposit services. Noninterest income totaled $127,000 in 1996, a significant increase of $67,000 from the $60,000 recorded in 1995. Noninterest income in 1994 totaled $3,000. The majority of the increases in noninterest income from 1995 to 1996 and from 1994 to 1995 are explained by increases in the number of deposit accounts upon which fees are based. Increases in gains on sales of investment se-curities also contributed to the increase. The primary sources of non-interest income for the past three years are summarized in Table 3.

The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted. There were no changes in the deposit account fee structure during 1996. Another review of the deposit and service fees will be made in mid-1997.

Although the Bank generally follows a buy and hold philosophy with respect to investment securities, occasionally the need to sell some investment se-curities is created by changes in market rate conditions or by efforts to restructure the portfolio to improve the Bank's liquidity or interest rate risk positions. Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees and letters of credit fees.

OTHER EXPENSE

Noninterest expense for 1996 rose $140,000 or 17.7% to $929,000. Noninterest expense in 1995 was $789,000 and $412,000 in 1994 (see Table 4). The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 112% in 1996, 153% in 1995 and 358% in 1994. Although noninterest expense has risen over the past two years and will most likely continue to do so as the Bank grows, management believes the Bank's overhead ratio will continue to improve.

<page26>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

Total personnel expenses, the largest component of noninterest expense, in-creased $59,000 or 17.9% to $388,000 in 1996. The personnel expenses for 1995 amounted to $329,000, an increase of $130,000 or 65.3%, from the 1994 level of $199,000. These increases were attributable to normal increase in the number of full time equivalent employees that have been required due to the high growth rate the Bank has experienced since opening.

_______________________________________________________________________________

TABLE 3.  SOURCES OF NONINTEREST INCOME (THOUSANDS)
________________________________________________________________________________

                                                      1996      1995      1994
                                                      ____      ____      ____
Service charges on deposit accounts                  $   93    $   41    $   3
Gain on sale of investment securities                    17        10        -
Other                                                    17         9        -
                                                     ______    ______    _____
  Total noninterest income                           $  127    $   60        3
                                                     ______    ______    _____
________________________________________________________________________________

Combined occupancy, and furniture and equipment expense increased $32,000 in 1996 compared to a $67,000, or 167.5%, increase from 1994 to 1995. The increase in 1996 was primarily due to the opening of the new Bank building which resulted in increased maintenance, insurance and depreciation. The increase in 1995 was due to the Bank being open for business only four months the previous year during which operations commenced.

Professional services expense, fees paid to attorneys, independent auditors, and state examiners decreased $14,000 or 23.3%, to $46,000 during 1996. Pro-fessional services expense totaled $60,000 in 1995, a 140% increase over the $25,000 level in 1994. These large fluctuations during the past three years were caused by the Bank incurring significant expenses related to various examinations that were required subsequent to the initial opening. Most of these were incurred in 1995.

Outside services consisting primarily of data processing and credit card processing fees, increased $25,000, or 33.8% to $99,000 in 1996. These fees were $74,000 and $19,000 in 1995 and 1994, respectively. These fees relate directly to the number of accounts the bank services and transactions processed. Management expects these expenses to continue to increase as the Bank grows.

INCOME TAXES

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Company's deferred income tax benefits and liabilities are the result of temporary differences (discussed above) in loss carryforwards, provisions for loan losses, valuation reserves, depreciation, deferred income, and investment security discount accretion.

Net deferred income tax assets of $329,000, $261,000 and $151,000 at December 31, 1996, 1995, and 1994, respectively, are offset by a valuation allowance. Accordingly, no income tax expense or benefit was reported during 1996, 1995 or 1994.

<page27>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

______________________________________________________________________________

TABLE 4. SOURCES OF NONINTEREST EXPENSE (THOUSANDS)
________________________________________________________________________________

                                                    1996      1995      1994
                                                    ______    ______    ______
Salaries and wages                                  $  335    $  285    $  180
Employee benefits                                       53        44        19
                                                    ______    ______    ______
 Total personnel expense                            $  388    $  329    $  199

Occupancy expense                                       77        67        30
Furniture and equipment                                 62        40        10
Printing and supplies                                   48        37        39
Professional services                                   46        60        25
Postage                                                 25        18         6
Telephone                                                9         8         7
Dues and subscriptions                                  12         8         6
Education and seminars                                  11        19         8
Advertising and public relations                        38        30        11
Insurance expense                                       26        30        13
Capital Stock Tax                                       15         7         -
Outside services                                        99        74        19
Amortization of organizational cost                     37        37        10
Other operating expense                                 36        25        29
                                                    ______    ______    ______
 Total other expenses                               $  929    $  789    $  412
                                                    ______    ______    ______
________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased $9.89 million, or 99.57% over the past twelve months. Total earning assets represented 86.3% of total average assets in 1996 compared to 85.9% in 1995. The mix of average earning assets changed during 1996 with a larger portion of the Bank's funds being invested in higher yielding loans. For 1996, average net loans represented 42.19% of total average assets while average investment securities represented 38.98% of total average assets. For 1995, average net loans represented 31.30% of average assets and average investments securities represented 46.26% of average assets. A summary of average assets for the past three years is shown in Table 5.

<page28>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 5.  AVERAGE ASSET MIX (THOUSANDS)
________________________________________________________________________________

                             1996                1995                1994
                        ________________   _________________   ________________
                        Average            Average             Average
                        Balance  Percent   Balance   Percent   Balance  Percent
                        ________ _______   _________ _______   _______  _______
Earnings assets:
 Loans, net             $  9,695   42.19%  $   3,620   31.30%  $   317   10.45%
 Investment securities     8,957   38.98       5,350   46.26       863   28.44
 Federal funds sold        1,179    5.13         967    8.36       689   22.71
 Interest-bearing bank
  balances                     -       -           -       -       528   17.40
                        ________  ______    ________  ______   _______  ______
   Total earning assets $ 19,831   86.30       9,937   85.92     2,397   79.00

Nonearning assets:
 Cash and due from banks
  banks                     1,465    6.38         660    5.71       217    7.15
 Premises and equipment    1,410    6.14         718    6.21       227    7.48
 Other assets                272    1.18         249    2.16       193    6.37
                        ________  ______   _________  ______   _______  ______
   Total nonearning
    assets                 3,147   13.70       1,627   14.08       637   21.00
                        ________  ______   _________  ______   _______  ______
   Total assets         $ 22,978  100.00%  $  11,564  100.00%  $ 3,034  100.00%
                        ________  ______   _________  ______   _______  ______

_______________________________________________________________________________

LOANS

Average net loans totaled $9.7 million during 1996 an increase of $6.1 million or 167.9% more than 1995. The increase in average loans outstanding during the past year is due to increases in loan demand and to the Banks presence in the community.

A significant portion of the loan portfolio, $5 million or 38.82%, is made up of loans secured by various types of real estate. Total loans secured by 1-4 family residential properties represented 36.21% of total loans at the end of 1996. During 1996, the Bank also experienced growth in loans for commercial and business purposes. These loans increased by 106.19% during 1996 to a total of $4.3 million, or 33.64% of total loans outstanding compared to a total of $2.1 million at the end of 1995.

The Bank makes both consumer and commercial loans to all neighborhoods within its market area, including the low-and moderate-income areas. The market area is generally defined to be all or portions of the Pulaski, Giles, Wythe and Montgomery Counties of Virginia and the City of Radford, Virginia. The Bank places emphasis on consumer based installment loans, commercial loans to small and medium sized businesses and real estate loans. The amounts of loans out-standing by type at year-end 1996 and 1995, and the maturity distribution of variable and fixed rate loans as of year-end 1996 are presented in Table 6 and Table 7, respectively.

<page29>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

The economic outlook appears positive for the year ahead. Volvo-GM Heavy Truck, Renfro Corporation, Jefferson Mills and Pulaski Furniture Corporation, four of the area's largest employers have undergone significant capital ex-pansions during the past two years. Pulaski County and the Towns of Pulaski and Dublin all have extremely active Economic Development Departments that have been successful in attracting a wide range of new industry to the area. Pulaski County has three Enterprise Zones established for the continued de-velopment of the area. Management feels that economic growth in the Bank's market area will continue at a sustainable pace through 1997.

________________________________________________________________________________

TABLE 6. LOAN PORTFOLIO SUMMARY (THOUSANDS)
________________________________________________________________________________

                                      December 3, 1996     December 31, 1995
                                     _________________     _________________
                                      Amount      %         Amount      %
                                      ______    _____       ______    _____
Construction and development         $   235     1.82%      $  580      8.54%
Farmland                                       -        -            -         -
1-4 family residential                 4,676    36.21        1,980     29.17
Multifamily residential                    -        -            -         -
Nonfarm, nonresidential                  102      .79            -         -
                                    ________   ______     ________   _______
 Total real estate                     5,013    38.82        2,560     37.71

Agricultural                               8      .05            -         -
Commercial and industrial              4,344    33.64        2,107     31.04
Credit cards                             135     1.05           93      1.37
Other consumer                         2,564    19.85        1,149     16.93
State and political subdivisions         343     2.66          422      6.22
Other                                    507     3.93          457      6.73
                                    ________   ______     ________    ______
 Total                              $ 12,914   100.00%    $  6,788    100.00%
                                    ________   ______     ________    ______
________________________________________________________________________________

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 9.55% in 1996 compared to an average yield of 10.41% in 1995.

<page30>


MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

Table 7.  MATURITY SCHEDULE OF LOANS (THOUSANDS)
________________________________________________________________________________

                            Commercial                             Total
                           Financial and   Real               _______________
                            Agriculture   Estate    Others    Amount      %
                           _____________  ______    ______    ______     ___
Fixed rate loans:
 Three months or less          $   150    $    -    $  286   $   436     3.38%
 Over three months
  to twelve months                 148       260       425       833     6.45
 Over one year to five years       935       191     1,600     2,726    21.11
 Over five years                   316       448       511     1,275     9.87
                               _______   _______   _______   _______   ______
 Total fixed rate loans          1,549       899     2,822     5,270    40.81
                               _______   _______   _______   _______   ______
Variable rate loans:
 Three months or less            1,771       699       420     2,890    22.38
 Over three months
  to twelve months                   -       139         -       139     1.07
 Over one year to five years        45     1,151        19     1,215     9.41
 Over five years                   987     2,125       288     3,400    26.33
                               _______   _______   _______   _______   ______
 Total variable rate loans       2,803     4,114       727     7,644    59.19
                               _______   _______   _______   _______   ______
Total loans:
 Three months or less            1,921       699       706     3,326    25.76
 Over three months to
  twelve months                       148       399       425       972     7.52
 Over one to five years            980     1.342     1,619     3,941    30.52
 Over five years                 1,303     2,573       799     4,675    36.20
                               _______   _______   _______   _______   ______
 Total loans                   $ 4,352   $ 5,013   $ 3,549   $12,914   100.00%
                               _______   _______   _______   _______   ______
_______________________________________________________________________________

The interest rate environment in 1996 caused the average yield of the in-vestment portfolio to decrease to 6.54% from 7.07% in 1995. At December 31, 1996, the market value of the investment portfolio was $11.3 million, repre-senting a $56,000 depreciation below amortized cost. This compared to a market value of $5.5 million and a $59,000 appreciation above amortized cost a year earlier.

<page31>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 8.  INVESTMENT SECURITIES (THOUSANDS)
________________________________________________________________________________

DECEMBER 31, 1996, AVAILABLE FOR SALE

                           Amortized Cost Due
                     ________________________________
                              After    After
                      In       One     Five    After
                     One Yr. Through  Through   Ten   Equity            Fair
                     or Less Five Yrs. Ten Yrs. Yrs. Security  Total    Value
                     _______ _________ ________ ____ ________ ________ _______
U.S. Treasury        $ 1,302  $  2,691 $     -  $  -  $     - $  3,993  $ 4,013
U. S. Government
 agencies and Mortgage-
 Backed Securities       748     2,673   3,621     -        -    7,042    6,962
State and political
 subs.                     -       197       -     -        -      197      201
Equity Securities          -         -       -     -      137      137      137
                     _______  ________ _______  _____ _______  _______  _______
  Total              $ 2,050  $ 5,561  $ 3,621  $  -  $   137  $11,369  $11,313
                     _______  _______  _______  _____ _______  _______  ________

WEIGHTED AVERAGE YIELDS:
U.S. Treasury           5.63%    6.27%      -%     -%             5.97%
U. S. Government
 agencies and Mortgage-
 Backed Securities      5.33     6.30    6.38      -              6.25
State and political
 subs.                     -     6.54       -      -              6.54
Equity Securities          -        -       -      -                 -
                     _______  _______  _______  _____          ________
   Consolidated         5.35%    6.29%   6.38%     -%             6.15%
                     _______  _______  _______  _____          ________

DECEMBER 31, 1995, AVAILABLE FOR SALE
                                                           Amortized     Fair
                                                             Cost       Value
                                                           _________   _______
U.S. Treasury                                              $     389   $   400
U.S. Government agencies                                       4,892     4,940
Equity Securities                                                125       125
                                                           _________   _______
    Total                                                  $   5,406   $ 5,465
                                                           _________   _______
________________________________________________________________________________

INVESTMENT SECURITIES

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensi-tivity goals, and to generate income.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agencies and State and local bond issues. Management views the investment portfolio as a source of income, and purchases securities with that in mind. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 1996 by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the con-tractual maturity.

Average federal funds sold totaled $1.2 million in 1996 which represented a 21.9% increase from the $967,000 in 1995. Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. Management has made an effort to maintain these funds at the lowest level possible consistent with prudent rate risk management strategies. During 1996, average federal funds represented 5.13% of average earning assets, down from the 8.36% during 1995 (See Table 5).

<page32>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

DEPOSITS

The Bank relies on deposits generated in its market area to provide the ma-jority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less time deposits in denominations of $100,000 or more) are the primary funding source. The Bank's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's manage-ment must continuously monitor market pricing, competitor's rates, and internal interest rate spreads to maintain the Bank's growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

Average total deposits for the year ended December 31, 1996 amounted to $18.3 million which was an increase of $10.3 million, or 159.9% over 1995. Average core deposits totaled $16.7 million in 1996 an increase of $9.9 million, or 188.6% over 1995. The percentage of the Bank's average deposits that are interest-bearing increased to 92.46% in 1996 from 85.56% in 1995. Average demand deposits which earn no interest increased $334,000 in 1996 as compared to 1995. Average deposits for the past three years are summarized in Table 9.
______________________________________________________________________________

TABLE 9.   DEPOSIT MIX (THOUSANDS)
________________________________________________________________________________

                           1996                1995                1994
                     _________________   _________________   _________________
                     Average             Average             Average
                     Balance   Percent   Balance   Percent   Balance   Percent
                     _______   _______   _______   _______   _______   _______
Interest-bearing deposits:
 Now accounts        $ 5,304    26.79%   $   917    11.43%   $    72     6.16%
 Money market            982     4.96        687     8.56        111     9.50
 Savings               1,294     6.54        253     3.15         35     2.99
 Small denomination
  certificates         7,642    38.60      3,417    42.59         41     3.51
 Large denomination
  certificates         3,083    15.57      1,591    19.83        308    26.35
                     _______   ______    _______   ______    _______   ______
 Total interest
  bearing deposits    18,305    92.46      6,865    85.56        567    48.51

Noninterest bearing deposits:
  Demand deposits      1,492     7.54      1,158    14.44        602    51.49
                     _______   ______    _______   ______    _______   ______
  Total deposits     $19,797   100.00%   $ 8,023   100.00%   $ 1,169   100.00%
                     _______   ______    _______   ______    _______   ______
______________________________________________________________________________

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $1.5 million or 93.8%, in 1996. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certifi-cates of deposit. Table 10 provides maturity information relating to time deposits of $100,000 or more at December 31, 1996.

<page 33>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

SHORT-TERM DEBT

The Bank had no short-term debt at December 31, 1996, 1995, or 1994.
______________________________________________________________________________

TABLE 10.  LARGE TIME DEPOSIT MATURITIES, (THOUSANDS)
________________________________________________________________________________

Analysis of time deposits of $100,000 or more at December 31, 1996:
Remaining maturity of three months or less                           $  1,392
Remaining maturity over three through twelve months                     1,155
Remaining maturity over twelve months                                     532
                                                                     ________
  Total time deposits of $100,000 or more                            $  3,079
                                                                     ________
________________________________________________________________________________

CAPITAL ADEQUACY

Shareholder's equity was $3.3 million at December 31, 1996, an 8.25% decrease from the 1995 year-end total of $3.6 million. The decrease was primarily a result of net losses and a decrease in the market value of securities that are classified as available for sale. Average shareholders' equity as a percentage of average total assets amounted to 13.7% in 1996 and 30.4% in 1995.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity, less intangible assets ) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8%. As of December 31, 1996 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 21.97% and a ratio of total regulatory capital to risk-weighted assets of 23.06%.
_______________________________________________________________________________

TABLE 11.  YEAR END RISK-BASED CAPITAL, (THOUSANDS)
________________________________________________________________________________

                                                                     1996
                                                                  _________
Tier I capital                                                    $   3,139
Qualifying allowance for loan losses(1)
 (limited to 1.25% or risk weighted assets)                             155
                                                                  _________
       Total regulatory capital                                   $   3,294
                                                                  _________
       Total risk-weighted assets                                 $  14,286
                                                                  _________

Tier I as a percent of risk-weighted assets                           21.97%
Total Tier II capital as a percent of risk-weighted assets            23.06%
Leverage ratio(2)                                                     11.62%

_________________________________

    1 Limited to 1.25% of risk-weighted assets.
    2 Year end Tier I capital to adjusted average assets per quarter.
________________________________________________________________________________

<page34>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

In addition, a minimum leverage ratio of Tier I capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 1996, the Bank had a ratio of year-end Tier I capital to average total assets for the fourth quarter of 1996 of 11.62%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 1996. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 1996 the Bank had 437,225 shares of common stock outstanding which was held by approximately 600 shareholders of record.

NONPERFORMING AND PROBLEM ASSETS

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

Nonperforming Assets at December 31, 1996 and 1995 are analyzed in Table 12.
________________________________________________________________________________

TABLE 12.  NONPERFORMING ASSETS (THOUSANDS)
________________________________________________________________________________

                                                               1996      1995
                                                               ____      ____

Nonaccrual loans                                               $  17     $   -
Restructured loans                                                 -         -
Foreclosed and in-substance
    foreclosed properties                                             -
8
                                                               _____     _____
                                                               $  17         8
                                                               _____     _____
________________________________________________________________________________

Nonperforming assets at year-end 1996 were .1% of loans outstanding and .1% at year-end 1995. In addition to the nonperforming assets, loans which were 90 days and over past due amounted to $52,000 at December 31, 1996 and $18,000 at December 31, 1995.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in de-termining the appropriate level of the allowance for credit losses are:
past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

<page35>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

The provision for loan losses, net charge-offs and the activity in the allowance for credit losses is detailed in Table 13.
_______________________________________________________________________________

TABLE 13.  LOAN LOSSES (THOUSANDS)
________________________________________________________________________________

                                                     1996      1995      1994
                                                     ____      ____      ____
Allowance for loan losses, beginning                $   81    $   30    $    -
Provision for loan losses, added                       104        68        30
Loans charged off                                      (43)      (18)        -
Recoveries of loans previously charged off              13         1         -
                                                     _____     _____     _____
  Net charge-offs                                      (30)      (17)        -
                                                     _____     _____     _____
  Allowance for loan losses, ending                  $ 155     $  81     $  30
                                                     _____     _____     _____
________________________________________________________________________________

Net loan charge-offs as a percentage of average loans were 0.31%, and .47% in 1996 and 1995, respectively. There were no charge-offs during 1994.

The loan portfolio also included loans to various borrowers (watch loans) at year-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some or all of these loans being uncollectible. Management monitors these loans carefully and has provided in the allowance for loan losses for these loans.

The allowance for loan losses was approximately $155,000 and $81,000 and December 31, 1996 and 1995, respectively, or 1.2% of total gross outstanding for both years.  Management realizes that general economic trends greatly affect credit losses and no assurances can be made about future losses. Management does, however, consider the allowance for credit losses to be adequate at December 31, 1996. The allocation of the reserve for credit losses is detailed in Table 14 below:
________________________________________________________________________________

TABLE 14.  ALLOCATION OF THE RESERVE FOR LOAN LOSSES (THOUSANDS)
________________________________________________________________________________

                              1996               1995               1994
                        ________________   ________________   ________________
 Balance at end of
period applicable to    Amount  Percent1   Amount  Percent1   Amount  Percent1
____________________    ______  ________   ______  ________   ______  ________
Commercial, financial
 and agricultural       $   85    33.73%   $   26    24.71%   $    6    36.44%
Real estate,
 construction                -        -         -        -         -        -
Real estate,
 mortgage                   23    38.13        16    44.41         8    24.18
Installment loans to
 individuals, other         47    28.14        39    30.88        16    39.38
                        ______   ______    ______   ______    ______   ______
   Total                $  155   100.00%   $   81   100.00%   $   30   100.00%
                        ______   ______    ______   ______    ______   ______

_________________________
1 Percent of loans in each category to total loans.
________________________________________________________________________________

<page36>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

LIQUIDITY AND SENSITIVITY

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash in order to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rates changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal funds lines from corre-spondent banks, borrowings from the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 47.06% at December 31, 1996 compared to 61.18% at December 31, 1995. These ratios are considered to be adequate by management.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to main-tain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 1996. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 1996, the Bank appeared to be cumulatively asset-sensitive (earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). Included in the interest-bearing liabilities subject to interest rate changes within three months are NOW accounts and savings accounts totaling 9.6 which historically have not been as interest-sensitive as other types of interest-bearing deposits. Removing the impacts of NOW and savings accounts, the Bank is asset sensitive in the three month or less time period with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

<page37>

MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________

________________________________________________________________________________

TABLE 15.  INTEREST RATE SENSITIVITY (THOUSANDS)
________________________________________________________________________________

                                          December 31, 1996
                                            Maturities/Repricing
                          ____________________________________________________
                            1-3        4-12      13-60     Over 60
                          Months     Months     Months     Months      Total
                          _______    _______    _______    _______    ________
EARNING ASSETS:
 Loans                    $ 3,636    $ 1,980    $ 7,018    $   280    $ 12,914
 Investments                  999      1,051      5,561      3,758      11,369
 Federal Funds Sold           402          -          -          -         402
                          _______    _______    _______    _______    ________
   Total                    5,037      3,031     12,579      4,038      24,685
                          _______    _______    _______    _______    ________

INTEREST-BEARING DEPOSITS:
 Now accounts               8,266          -          -          -       8,266
 Money market               1,376          -          -          -       1,376
 Savings                      963          -          -          -         963
 Certificates of deposit    2,859      4,453      3,494          -      10,806
                          _______    _______    _______    _______    ________
  Total                     13,464      4,453      3,494          -      21,411
                          _______    _______    _______    _______    ________
INTEREST RATE GAP         $(8,427)   $(1,422)   $ 9,085    $ 4,038    $  3,274
                          _______    _______    _______    _______    ________

CUMULATIVE INTEREST
 SENSITIVITY GAP          $(8,427)   $(9,849)   $  (764)   $ 3,274           -
Ratio of sensitivity gap
 to total earnings assets  (34.14)%    (5.76)%    36.80%     16.36%     13.26%
Cumulative ratio of
 sensitivity gap   to total
 earnings assets           (34.14)%   (39.90)%   (3.10)%     13.26%          -

________________________________________________________________________________

________________________________________________________________________________

TABLE 16.  KEY FINANCIAL RATIOS
________________________________________________________________________________

                                                 1996        1995       1994
                                                 ____        ____       ____
Return on average assets                          (.81)%    (2.87)%   (10.77)%
Return on average equity                         (5.89)%    (9.44)%   (17.52)%
Average equity to average assets                 13.71 %    30.39 %    61.47 %
_______________________________________________________________________________

<Page38>


BOARD OF DIRECTORS AND OFFICERS
_______________________________________________________________________________

                               BOARD OF DIRECTORS

Wayne L. Carpenter..............CNB Holdings, Inc. and Community National Bank

Sybil S. Atkinson.....................................Mediaid of America, Inc.

Jack W. Bowling.....................................H.T. Bowling, Incorporated

Jackson M. Bruce...................Gilmer, Sadler, Ingram, Sutherland & Hutton

Randolph V. Chrisley.............................Pulaski Furniture Corporation

Hiawatha Nicely, Jr..........Columbia Healthcare/New Century Consultants, Inc.

A. Carole Pratt...........................................Pratt & Mansell, DDS

David W. Ratcliff, Jr................................Alliant TechSystems, Inc.

Nathaniel R. Tuck............................Tuck Clinic of Chiropractic, P.C.

James L. Webb, Jr........................Old Dominion Insurance Services, Inc.

J. David Wine..............................Advanced Health-Care Services, Inc.


                                    OFFICERS

Wayne L. Carpenter.............................................President & CEO

Clinton C. Ison...........................................Vice President-Loans

Deborah Boyd......................................................Loan Officer

Madonna L. Gwinn.......................................................Cashier

Michael D. Ware...................................................Loan Officer

<page39>


STOCKHOLDER INFORMATION
________________________________________________________________________________

ANNUAL MEETING
______________

The annual meeting of stockholders will be held at 10:00 a.m. on April 17, 1997 in Room 206 of Edwards Hall at New River Community College, Dublin, Virginia.


                               ____________________


REQUESTS FOR INFORMATION
________________________

Requests for information should be directed to Wayne L. Carpenter, President
& CEO, at Community National Bank, Post Office Box 1060, Pulaski, Virginia, 24301; Telephone (540) 994-0831. A copy of the Company's Form 10-KSB for 1996 will be furnished, without charge, after March 31, 1997 upon written request.


                              ____________________


COMMON STOCK MARKET INFORMATION
_______________________________

Scott & Stringfellow
Post Office Box 198
Blacksburg, Virginia 24063


STOCK TRANSFER AGENT
___________________

First Citizens Bank & Trust
Post Office Box 29522
Raleigh, North Carolina  2762

                              ____________________


INDEPENDENT AUDITORS
____________________

Larrowe, Cardwell & Company, LC
  Certified Public Accountants
Post Office Box 2108
Pulaski, Virginia  24301


LEGAL COUNSEL
____________

Mays & Valentine
NationsBank Center
Post Office Box 1122
Richmond, Virginia  23208-1122

                              ____________________

<page40>