Form 10QSB
period 1997-06-30
CNB HOLDINGS INC
filed 1997-08-18
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1997
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     546,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of July 10, 1997.

     Transitional Small Business Disclosure Format (check one):Yes   No X
                       Page 1 of 12.   There are no Exhibits
_____________________________________________________________________________
                              CNB Holdings, Inc.
                                 Form 10-QSB
                              Table of Contents
_____________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL INFORMATION

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of June 30, 1997 and
 December 31,1996............................................................3

Consolidated Statements of Operations for the Six Months
 Ended June 30, 1997 and 1996................................................4

Consolidated Statements of Operations for the Three Months
 Ended June 30, 1997 and 1996................................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended June 30, 1997 and December 31, 1996...........................6

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 1997 and 1996................................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended June 30, 1997 and 1996................................................8

Notes to Consolidated Financial Statements...................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities..............................................12

Item 3.  Defaults Upon Senior Securities....................................12

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

SIGNATURES..................................................................13



     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.
                                                                          2
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
________________________________________________________________________________

                                              June 30,         December 31,
                                                1997               1996
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  2,511,754       $  1,188,999
 Federal funds sold                            1,458,000            402,000
 Investment securities available for sale     14,386,819         11,312,764
 Loans, net of allowance for loan losses
  of $215,000 in 1997 and $155,000 in 1996    17,599,938         12,722,865
 Property and equipment, net                   1,554,325          1,408,596
 Accrued income                                  267,415            261,548
 Other assets                                    141,762            120,551
                                             ___________        ___________
         Total assets                         37,920,013         27,417,323
                                             ___________        ___________
Liabilities
 Demand deposits                               2,925,249          2,629,100
 Interest-bearing demand deposits              9,999,641          8,266,172
 Savings deposits                              3,670,032          2,339,408
 Large denomination time deposits              7,485,363          3,079,169
 Other time deposits                          10,541,637          7,726,853
                                             ___________        ___________
         Total deposits                       34,621,922         24,040,702
 Accrued interest payable                         70,307             36,612
 Other liabilities                                57,394             16,488
                                             ___________        ___________
         Total liabilities                    34,749,623         24,093,802
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 546,399 shares outstanding in 1997
    and 437,225 shares outstanding in 1996     2,731,995          2,186,125
  Surplus                                      1,609,748          2,156,782
  Retained deficit                            (1,113,874)          (962,723)
  Unrealized appreciation (depreciation) on
    investment securities available for sale     (57,479)           (56,663)
                                             ___________        ___________
       Total stockholders' equity              3,170,390          3,323,521
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 37,920,013       $ 27,417,323
                                             ___________        ___________




See Notes to Consolidated Financial Statements                            3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the six months ended June 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                         Six Months
                                                           Ended
                                                          June 30,
                                                        _____________
                                                  1997              1996
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $  691,527         $  395,832
    Interest on securities available for sale    357,277            235,117
    Federal funds sold                            14,695             23,474
                                               _________          _________
         Total interest income                 1,063,499            654,423

INTEREST EXPENSE:
    Deposits                                     580,224            347,164
    Federal funds purchased                       10,184                  -
                                               _________          _________
         Total interest expense                  590,408            347,164
                                               _________          _________
         Net interest income                     473,091            307,259

PROVISION FOR CREDIT LOSSES                       80,636             68,081
                                               _________          _________
         Net interest income after provision
          for credit losses                      392,455            239,178
                                               _________          _________
OTHER INCOME:
    Service charges on deposit accounts           49,705             38,662
    Securities gains (losses)                     (1,249)            17,354
    Other income                                  18,714             11,314
                                               _________          _________
         Total other income                       67,170             67,330

OTHER EXPENSE:
    Salaries and employee benefits               279,458            173,632
    Occupancy expense                             33,407             37,385
    Equipment expense                             40,232             30,996
    Other expense                                257,679            181,538
                                               _________          _________
         Total other expense                     610,776            423,551
                                               _________          _________
         Net loss                             $ (151,151)        $ (117,043)
                                               _________          _________
NET LOSS PER SHARE                            $     (.28)        $     (.21)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              546,497            546,531
                                               _________          _________



See Notes to Consolidated Financial Statements                            4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended June 30, 1997 and 1996 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                       Ended
                                                      June 30,
                                                    ____________
                                                 1997           1996
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    383,440         $  220,150
    Interest on securities
      available for sale                         184,548            125,466
    Federal funds sold                            11,019              7,499
                                             ___________         __________
         Total interest income                   579,007            353,115

INTEREST EXPENSE:
    Deposits                                     320,131            185,029
    Federal funds purchased                        7,557                  -
                                             ___________         __________
         Total interest expense                  327,688            185,029
                                             ___________         __________
         Net interest income                     251,319            168,086

PROVISION FOR CREDIT LOSSES                       62,023             40,759
                                             ___________        ___________
         Net interest income after
          provision for credit losses            189,296            127,327
                                             ___________        ___________


OTHER INCOME:
     Service charges on deposit accounts          29,082             22,493
     Securities gains (losses)                    (1,249)             8,003
     Other income                                  8,812              5,310
                                             ___________        ___________
          Total other income                      36,645             35,806

OTHER EXPENSE:
     Salaries and employee benefits              140,642             88,049
     Occupancy expense                            17,062             12,627
     Equipment expense                            21,379             14,547
     Other expense                               146,418             92,280
                                             ___________        ___________
          Total other expense                    325,501            207,503
                                             ___________        ___________
          Net Loss                           $   (99,560)       $   (44,370)
                                             ___________        ___________

NET LOSS PER SHARE                           $      (.18)       $      (.08)
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              546,483            546,531
                                             ___________        ___________


See Notes to Consolidated Financial Statements                            5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1996 and the six months ended June 30,1997
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________

December 31, 1995 437,042 $2,185,210 $2,155,867 $(777,078) $ 58,803  $3,622,802

Net loss                -          -          -  (185,645)        -    (185,645)
Common stock issued   183        915        915         -         -       1,830
Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -  (115,466)   (115,466)
                  _______  _________  _________  ________   _______   _________

December 31, 1996 437,225  2,186,125  2,156,782  (962,723)  (56,663)  3,323,521

Stock dividend    109,306    546,530   (546,530)        -         -           -
Redemption of fractional
 shares              (132)      (660)      (504)        -         -
(1,164)
Net loss                -          -          -  (151,151)        -    (151,151)
Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -      (816)       (816)
                  _______  _________  _________  ________   _______   _________
June 30, 1997     546,399 $2,731,995 $1,609,748$(1,113,874)$(57,479) $3,170,390
                  _______  _________  _________  ________   _______   _________





















See Notes to Consolidated Financial Statements                            6
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended June 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                        Six Months
                                                          Ended
                                                         June 30,
                                                   1997              1996
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $   (151,151)      $   (117,043)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              52,222             42,508
       Provision for credit losses                80,636             68,081
       Net (gain) loss on sale of securities       1,249            (17,354)
       Accretion of discount on securities, net  (14,743)            (5,018)
       Changes in assets and liabilities:
        Accrued interest receivable               (5,867)          (113,845)
        Other assets                               2,287              2,944
        Accrued interest payable                  33,695             25,591
        Other liabilities                         40,906            (3,312)
                                             ___________        ___________
   Net cash used by operating activities          39,234           (117,448)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal
   funds sold                                 (1,056,000)           694,000
  Purchases of securities available for sale  (4,534,878)        (7,484,255)
  Maturities of securities available for sale  1,111,044            400,000
  Sales of securities available for sale         362,457          2,311,443
  Net increase in loans                       (5,000,009)        (3,065,991)
  Purchases of properties and equipment         (179,149)          (131,078)
                                             ___________        ___________
   Net cash used in investing activities      (9,296,535)        (7,275,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of common stock                      (1,164)               ---
  Net increase in demand, NOW,
   and savings deposits                        3,360,242          2,398,781
  Net increase in time deposits                7,220,978          6,049,784
                                             ___________        ___________
  Net cash provided by financing activities   10,580,056          8,448,565
                                             ___________        ___________
  Net increase in cash and cash equivalents    1,322,755          1,055,236

CASH AND CASH EQUIVALENTS, BEGINNING           1,188,999          1,143,478
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING           $  2,511,754       $  2,198,714
                                             ___________        ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     556,713       $    321,573
                                             ___________         __________
     Income taxes paid                     $         ---       $        ---
                                             ___________         __________

See Notes to Consolidated Financial Statements                            7
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended June 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                        Three Months
                                                           Ended
                                                          June 30,
                                                  1997               1996
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $    (99,560)      $     (44,370)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             26,111              21,253
       Provision for credit losses                62,023              40,759
       Net gains on sale of securities             1,249              (8,003)
       Accretion of discount on securities,net   (11,988)             (1,713)
       Changes in assets and liabilities:
       Accrued interest receivable               (12,484)            (51,375)
       Other assets                               26,224               9,011
       Accrued interest payable                   24,948               8,991
       Other liabilities                          32,330              (8,552)
                                            ____________        ____________
     Net cash used by operating activities  $     48,853       $     (33,999)
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in federal
  funds sold                                  (1,458,000)            237,000
 Purchases of securities available for sale   (4,534,878)         (2,649,365)
 Maturities of securities available for sale     841,456                 ---
 Sales of securities available for sale          362,457           1,056,125
 Net increase in loans                        (3,396,103)         (1,397,895)
 Purchases of properties and equipment          (139,679)            (23,266)
                                            ____________        ____________
      Net cash used in investing activities   (8,324,747)         (2,777,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of common stock                       (1,164)                ---
 Net decrease in federal funds purchased      (1,172,000)                ---
 Net increase in demand, NOW,
  and savings deposits                         4,152,057           1,595,824
 Net increase in time deposits                 5,913,870           2,458,296
                                            ____________        ____________
 Net cash provided by financing activities     8,892,763           4,054,120
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                    616,869           1,242,720
CASH AND CASH EQUIVALENTS, BEGINNING           1,894,885             955,994
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING          $   2,511,754       $   2,198,714
                                            ____________        ____________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    302,740       $     176,038
                                            ____________        ____________
     Income taxes paid                      $        ---       $         ---
                                            ____________        ____________

See Notes to Consolidated Financial Statements                            8
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BASIS OF PRESENTATION:

      The consolidated financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated fi-nancial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated fi-nancial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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









                                                                           9
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net loss of $165,017 (or $.30 per share, based on 546,497 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1997, compared with a loss of $117,043
(or $.21 per share, based on 546,531 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1996.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin conducting business. The Company's losses in the six months ending June 30, 1997 reflect six months of solid growth in deposits and earning assets for the Bank. Net interest income after provision for credit losses is approximately 63% of the Bank's overhead and other expenses. Until the Bank's earning assets grow to a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses, the Company and the Bank will likely experience net losses.

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

     During the first quarter of 1996, the bank held ribbon cutting and building dedication ceremonies to celebrate the opening of the attractive new brick colonial-style structure which offers the bank much needed office space, 2 additional drive-through lanes, a drive-through automated teller machine and night depository, and safe deposit boxes. During the second quarter of 1997 the Bank announced plans to open its first branch in downtown Pulaski and began originating home mortgage loans for placement in the secondary market.

     At June 30, 1997, the Company had total assets of approximately $37.9 million compared to $27.4 million at December 31, 1996. Total assets had a positive increase of $10 million, or 38% since year end 1996. At June 30, 1997, assets were comprised principally of loans and investment securities. Net loans increased $4.9 million, or 38%, to approximately $17.6 million at June 30, 1997, as the Bank experienced loan growth in almost all categories. Investment securities increased $3.1 million, or 27%, as management continued to invest deposits flowing into the Bank in temporary investments until they could be invested in loans and other higher yielding investments. As loan demand develops, the bank will be able to invest more of its funds into higher yielding loans and less in investment securities.







                                                                           10
      The Company's liabilities at June 30,1997 were $34.6 million compared to $24 million at December 31, 1996. These liabilities consisted almost entirely of deposits for both periods, which posted increases in all categories during the first half of 1997. Interest-bearing demand deposits increased $1.7 million or 21% to $10 million, and time deposits increased $7 million, or 67%, to $18 million. At June 30, 1997, about $2.9 million, or 8%, of total deposits were noninterest-bearing compared to $2.6 million, or 11%, at December 31, 1996. Interest-bearing demand deposits were 29% of total deposits at June 30, 1997, compared to 34% at December 31, 1996. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At June 30, 1997 and December 31, 1996, the Company had stockholders' equity of approximately $3.2 million and $3.3 million, respectively. The Company's first six months of 1997 resulted in an operating loss of $151,151.

      During the second quarter of 1997, the Company's Board of Directors declared a 5 for 4 stock split in the form of a stock dividend. For purposes of presenting loss per share, this stock dividend has been given retroactive treatment for all periods presented.

      Management of the Company believes that the Bank has sufficient capital to fund its activities during the initial stages of operation and until the bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. Management has not identified any additional sources of capital for the Company or the Bank should they be needed. At June 30, 1997, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.




























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

     (a)   Exhibits

           None.

     (b)   Reports on 8-K

           None.
























                                                                         12
                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   August 12, 1997                By:  Hiawatha Nicely, Jr.
                                            Signature
                                            President & Chief Executive Officer















































                                                                        13