Form 10QSB
period 1997-09-30
CNB HOLDINGS INC
filed 1997-11-13
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     546,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of November 5, 1997.

     Transitional Small Business Disclosure Format (check one):Yes   No X
                       Page 1 of 13.   There are no Exhibits
_____________________________________________________________________________
                              CNB Holdings, Inc.
                                 Form 10-QSB
                              Table of Contents
_____________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL INFORMATION

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of September 30, 1997 and
 December 31,1996...........................................................3

Consolidated Statements of Operations for the Nine Months
 Ended September 30, 1997 and 1996..........................................4

Consolidated Statements of Operations for the Three Months
 Ended September 30, 1997 and 1996..........................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended September 30, 1997 and December 31, 1996.....................6

Consolidated Statements of Cash Flows for the Nine Months
 Ended September 30, 1997 and 1996..........................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended September 30, 1997 and 1996..........................................8

Notes to Consolidated Financial Statements..................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................12

Item 2.  Changes in Securities.............................................12

Item 3.  Defaults Upon Senior Securities...................................12

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 5.  Other Information.................................................12

Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES.................................................................13



     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.
                                                                          2
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
________________________________________________________________________________

                                            September 30,      December 31,
                                                1997               1996
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  2,139,404       $  1,188,999
 Federal funds sold                               34,000            402,000
 Investment securities available for sale     12,912,409         11,312,764
 Loans, net of allowance for loan losses
  of $248,000 in 1997 and $155,000 in 1996    20,419,208         12,722,865
 Property and equipment, net                   1,638,110          1,408,596
 Accrued income                                  292,819            261,548
 Other assets                                    212,952            120,551
                                             ___________        ___________
         Total assets                         37,648,902         27,417,323
                                             ___________        ___________
Liabilities
 Demand deposits                               2,686,453          2,629,100
 Interest-bearing demand deposits              7,668,424          8,266,172
 Savings deposits                              4,412,375          2,339,408
 Large denomination time deposits              6,971,876          3,079,169
 Other time deposits                          12,587,571          7,726,853
                                             ___________        ___________
         Total deposits                       34,326,699         24,040,702
 Accrued interest payable                         91,059             36,612
 Other liabilities                                41,106             16,488
                                             ___________        ___________
         Total liabilities                    34,458,864         24,093,802
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 546,399 shares outstanding in 1997
    and 437,225 shares outstanding in 1996     2,731,995          2,186,125
  Surplus                                      1,609,748          2,156,782
  Retained deficit                            (1,132,374)          (962,723)
  Unrealized appreciation (depreciation) on
    investment securities available for sale     (19,331)           (56,663)
                                             ___________        ___________
       Total stockholders' equity              3,190,038          3,323,521
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 37,648,902       $ 27,417,323
                                             ___________        ___________




See Notes to Consolidated Financial Statements                            3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the nine months ended September 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                        Nine Months
                                                           Ended
                                                        September 30,
                                                        _____________
                                                  1997              1996
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $1,160,466         $  647,510
    Interest on securities available for sale    572,554            425,415
    Federal funds sold                            30,072             40,215
                                               _________          _________
         Total interest income                 1,763,092          1,113,140
                                               _________          _________
INTEREST EXPENSE:
    Deposits                                     976,274            604,181
    Federal funds purchased                       13,661                  -
                                               _________          _________
         Total interest expense                  989,935            604,181
                                               _________          _________
         Net interest income                     773,157            508,959

PROVISION FOR CREDIT LOSSES                      125,693             79,745
                                               _________          _________
         Net interest income after provision
          for credit losses                      647,464            429,214
                                               _________          _________
OTHER INCOME:
    Service charges on deposit accounts           79,595             62,719
    Securities gains (losses)                      1,166             22,837
    Other income                                  27,606             19,646
                                               _________          _________
         Total other income                      108,367            105,202
                                               _________          _________
OTHER EXPENSE:
    Salaries and employee benefits               420,741            274,043
    Occupancy expense                             54,059             48,667
    Equipment expense                             58,222             46,661
    Other expense                                392,460            283,216
                                               _________          _________
         Total other expense                     925,482            652,587
                                               _________          _________
         Net loss                             $ (169,651)        $ (118,171)
                                               _________          _________
NET LOSS PER SHARE                            $     (.31)        $     (.22)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              546,464            546,531
                                               _________          _________



See Notes to Consolidated Financial Statements                            4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended September 30, 1997 and 1996 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                       Ended
                                                    September 30,
                                                    _____________
                                                 1997           1996
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    468,939         $  251,678
    Interest on securities
      available for sale                         215,277            190,298
    Federal funds sold                            15,377             16,741
                                             ___________         __________
         Total interest income                   699,593            458,717
                                             ___________         __________
INTEREST EXPENSE:
    Deposits                                     396,050            257,017
    Federal funds purchased                        3,477                  -
                                             ___________         __________
         Total interest expense                  399,527            257,017
                                             ___________         __________
         Net interest income                     300,066            201,700

PROVISION FOR CREDIT LOSSES                       45,057             11,664
                                             ___________        ___________
         Net interest income after
          provision for credit losses            255,009            190,036
                                             ___________        ___________

OTHER INCOME:
     Service charges on deposit accounts          29,890             24,057
     Securities gains (losses)                     2,415              5,483
     Other income                                  8,892              8,332
                                             ___________        ___________
          Total other income                      41,197             37,872
                                             ___________        ___________
OTHER EXPENSE:
     Salaries and employee benefits              141,283            100,411
     Occupancy expense                            20,652             11,282
     Equipment expense                            17,990             15,665
     Other expense                               134,781            101,678
                                             ___________        ___________
          Total other expense                    314,706            229,036
                                             ___________        ___________
          Net Loss                           $   (18,500)       $    (1,128)
                                             ___________        ___________

NET LOSS PER SHARE                           $      (.03)       $         -
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              546,399            546,531
                                             ___________        ___________


See Notes to Consolidated Financial Statements                            5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1996 and the nine months ended September 30,1997
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                              RETAINED   APPRECIATION  STOCK-
                    COMMON STOCK              EARNINGS  (DEPRECIATION) HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)    SECURITIES   EQUITY
                   ______  ______   _______  _________  _____________  ________

December 31, 1995 437,042 $2,185,210 $2,155,867 $(777,078) $ 58,803  $3,622,802

Net loss                -          -          -  (185,645)        -    (185,645)
Common stock issued   183        915        915         -         -       1,830
Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -  (115,466)   (115,466)
                  _______  _________  _________  ________   _______   _________

December 31, 1996 437,225  2,186,125  2,156,782  (962,723)  (56,663)  3,323,521

UNAUDITED

Stock dividend    109,306    546,530   (546,530)        -         -           -
Redemption of fractional
 shares              (132)      (660)      (504)        -         -      (1,164)
Net loss                -          -          -  (169,651)        -    (169,651)
Net change in unrealized
 depreciation on investment
 securities available
 for sale               -          -          -         -    37,332      37,332
                  _______  _________  _________  ________   _______   _________
September 30,
  1997            546,399 $2,731,995 $1,609,748$(1,132,374)$(19,331) $3,190,038
                  _______  _________  _________  ________   _______   _________


















See Notes to Consolidated Financial Statements                            6
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the nine months ended September 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                     1997            1996
                                                     ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $   (169,651)  $   (118,171)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization                  65,816         63,761
       Provision for credit losses                   125,693         79,745
       Net (gain) loss on sale of securities          (1,166)       (22,837)
       Accretion of discount on securities, net      (64,261)       (12,090)
       Changes in assets and liabilities:
        Accrued interest receivable                  (31,271)       (93,459)
        Other assets                                 (64,587)       (37,764)
        Accrued interest payable                      54,447         46,555
        Other liabilities                             24,618            667
                                                 ___________    ___________
   Net cash used by operating activities             (60,362)       (93,593)
                                                 ___________    ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold      368,000     (1,382,000)
  Purchases of securities available for sale      (9,909,056)   (12,465,306)
  Maturities of securities available for sale      7,049,588        426,514
  Sales of securities available for sale           1,362,582      7,194,109
  Net increase in loans                           (7,864,536)    (4,210,469)
  Purchases of properties and equipment             (280,644)      (135,390)
                                                 ___________    ___________
  Net cash used in investing activities           (9,274,066)   (10,572,542)
                                                 ___________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of common stock                          (1,164)           ---
  Net increase in demand, NOW,
   and savings deposits                            1,532,572      7,250,730
  Net increase in time deposits                    8,753,425      3,527,548
  Proceeds from issuance of stock                        ---          1,830
                                                 ___________    ___________
  Net cash provided by financing activities       10,284,833     10,780,108
                                                 ___________    ___________
  Net increase in cash and cash equivalents          950,405        113,973

CASH AND CASH EQUIVALENTS, BEGINNING               1,188,999      1,143,478
                                                 ___________    ___________
CASH AND CASH EQUIVALENTS, ENDING               $  2,139,404   $  1,257,451
                                                 ___________    ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                              $    935,488   $    557,676
                                                 ___________    ___________
     Income taxes paid                          $        ---   $        ---
                                                 ___________    ___________

See Notes to Consolidated Financial Statements                            7
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended September 30, 1997 and 1996 (Unaudited)
________________________________________________________________________________

                                                        Three Months
                                                           Ended
                                                        September 30,
                                                  1997               1996
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                $    (18,500)      $      (1,128)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             13,594              21,253
       Provision for credit losses                45,057              11,664
       Net gains on sale of securities            (2,415)             (5,483)
       Accretion of discount on securities,net   (49,518)             (7,072)
       Changes in assets and liabilities:
       Accrued interest receivable               (25,404)             20,386
       Other assets                              (66,874)            (40,708)
       Accrued interest payable                   20,752              20,964
       Other liabilities                         (16,288)              3,979
                                            ____________        ____________
     Net cash used by operating activities  $    (99,596)      $      23,855
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in federal
  funds sold                                   1,424,000          (2,076,000)
 Purchases of securities available for sale   (5,374,178)         (4,981,051)
 Maturities of securities available for sale   5,938,544              26,514
 Sales of securities available for sale        1,000,125           4,882,666
 Net increase in loans                        (2,864,527)         (1,144,478)
 Purchases of properties and equipment          (101,495)             (4,312)
                                            ____________        ____________
      Net cash used in investing activities       22,469          (3,296,661)
                                            ____________        ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW,
  and savings deposits                        (1,827,670)          4,851,949
 Net increase in time deposits                 1,532,447          (2,522,236)
 Proceeds from sale of common stock                  ---               1,830
                                            ____________        ____________
 Net cash provided by financing activities      (295,223)          2,331,543
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                   (372,350)           (941,263)
CASH AND CASH EQUIVALENTS, BEGINNING           2,511,754           2,198,714
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING          $   2,139,404       $   1,257,451
                                            ____________        ____________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     378,775       $     260,251
                                            ____________        ____________
     Income taxes paid                     $         ---       $         ---
                                            ____________        ____________

See Notes to Consolidated Financial Statements                            8
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

NOTE  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. On August 29, 1994, the Company's wholly owned subsidiary, Community National Bank (the Bank), was chartered as an FDIC insured National Banking Association under the laws of the United States and the Bank opened for business in Pulaski, Virginia. As as FDIC insured National Banking Association, the Bank operates two banking offices and is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

BASIS OF PRESENTATION:

      The consolidated financial statements as of September 30, 1997 and for the periods ended September 30, 1997 and 1996 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE 3.  SUBSEQUENT EVENT

The Company has filed with the Securities and Exchange Commission for approval to sell up to 330,000 shares of common stock at $9 per share. Management expects proceeds of the stock sale, net of commissions and expenses, to be approximately $2,745,000, assuming the offering is fully subscribed.



                                                                           9
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net loss of $169,651 (or $.31 per share, based on 546,464 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1997, compared with a loss of $118,171 (or $.22 per share, based on 546,531 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1996.

      Community National Bank, the Company's banking subsidiary (the "Bank"), commenced operations on August 29, 1994 (the "Opening Date"), pursuant to an approval from the Office of Comptroller of the Currency (the "OCC"). Prior to that time, the Company and the Bank had no operations and their activities consisted primarily of organizing the Company and the Bank and securing the approvals necessary for the Bank to begin conducting business. The Company's losses in the nine months ending September 30, 1997 reflect nine months of solid growth in deposits and earning assets for the Bank. Net interest income after provision for credit losses is approximately 70% of the Bank's overhead and other expenses. Until the Bank's earning assets grow to a level sufficient to generate substantial interest income which, combined with other income of the Bank, exceeds other Bank expenses, the Company and the Bank will likely experience net losses.

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

     During the first quarter of 1996, the bank held ribbon cutting and building dedication ceremonies to celebrate the opening of the attractive new brick colonial-style structure which offers the bank much needed office space, 2 additional drive-through lanes, a drive-through automated teller machine and night depository, and safe deposit boxes. During the second quarter of 1997 the Bank announced plans to open its first branch in downtown Pulaski and the branch began operations on October 4, 1997.

     At September 30, 1997, the Company had total assets of approximately $37.6 million compared to $27.4 million at December 31, 1996. Total assets had a positive increase of $10.2 million, or 37% since year end 1996. At September 30, 1997, assets were comprised principally of loans and investment securities. Net loans increased $7.7 million, or 60%, to approximately $20.4 million at September 30, 1997, as the Bank experienced loan growth in almost all categories. Investment securities increased $1.6 million, or 13%, as management continued to invest deposits flowing into the Bank in loans and other higher yielding investments. As loan demand develops, the bank will be able to invest more of its funds into higher yielding loans and less in investment securities.







                                                                           10
      The Company's liabilities at September 30,1997 were $34.4 million compared to $24.1 million at December 31, 1996. These liabilities consisted almost entirely of deposits for both periods, which posted increases in nearly all categories during the first nine months of 1997. Interest-bearing demand deposits decreased $598,000 or 7% to $7.7 million, and time deposits increased $8.7 million, or 81%, to $19.6 million. At September 30, 1997, about $2.7 million, or 8%, of total deposits were noninterest-bearing compared to $2.6 million, or 11%, at December 31, 1996. Interest-bearing demand deposits were 22% of total deposits at September 30, 1997, compared to 34% at December 31, 1996. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At September 30, 1997 and December 31, 1996, the Company had stockholders' equity of approximately $3.2 million and $3.3 million, respectively. The Company's first nine months of 1997 resulted in an operating loss of $169,651.

      During the second quarter of 1997, the Company's Board of Directors declared a 5 for 4 stock split in the form of a stock dividend. For purposes of presenting loss per share, this stock dividend has been given retroactive treatment for all periods presented.

      Management of the Company believes that the Bank has sufficient capital to fund its activities during the initial stages of operation and until the bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. However, management has filed a prospectus with the Securities and Exchange Commission announcing plans to sell up to $3.0 million of common stock to fund future growth. At September 30, 1997, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.



























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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.    OTHER INFORMATION

     On October 4, 1997, the Company opened its first branch located on Main Street in downtown Pulaski, Virginia. This is a full service branch including drive-through and ATM.

     On October 24, 1997, the Company filed with the Securities and Exchange Commission for approval to sell up to 330,000 shares of common stock at $9 per share. Management expects proceeds of the stock sale, net of commissions and expenses, to be approximately $2,745,000, assuming the offering is fully subscribed.

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

                                       CNB HOLDINGS, INC.


Date:   November 13, 1997              By:  Hiawatha Nicely, Jr.
                                            Signature
                                            President & Chief Executive Officer















































                                                                        13