Form 10KSB
period 1997-12-31
CNB HOLDINGS INC
filed 1998-03-27
CIK 912566

U.S. Securities And Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
_X_	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1997
                                        or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required) For the transition period from ________ to _______

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,606,442.

The aggregate market value of the voting stock as of March 16, 1998, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $8,337,591.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 16, 1998.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                     	DOCUMENTS INCORPORATED BY REFERENCE
The annual report to security holders for fiscal year ended December 31, 1997 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and
Part III, Item 13.   The issuer's Proxy Statement dated February 26,1998 is
incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

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

During 1997, the Board of Directors approved a 25% stock dividend for shareholders of record as of May 1, 1997. Also during 1997, the Company filed for and received approval from the SEC for a secondary stock offering of up to 380,000 shares of its common stock, $5.00 par value per share (the "Common Stock"), at a price of $9.00 per share, pursuant to its Prospectus dated December 11, 1997. All 380,000 shares were sold during the first quarter of 1998. Net proceeds were approximately $3.2 million and will be used for general purposes and to fund future growth.

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

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-GM Heavy Trucks (2,000 employees), Pulaski Furniture (1,500 employees), Renfro Corporation (a textile manufacturer with 1,200 employees) and Jefferson Mills, Inc. (350 employees). Agricultural production, consisting primarily of beef cattle and dairy farming, contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

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

COMPETITION

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market funds operating in Pulaski County and else-where, most of which are larger and have greater resources than the Bank.
As of March 16, 1998, there were seven commercial banks operating a total of eleven offices in Pulaski County, Virginia. The Bank is the only one of these institutions that is locally owned and operated. First Virginia Bank is an in-state bank with three offices in Pulaski County, but is headquartered in Northern Virginia. Crestar Bank and Signet Bank with one office each in the county, are statewide banks which are based in Richmond. First Union Bank, a Charlotte, North Carolina based regional bank has acquired Signet Bank and began operating the Pulaski County branch on March 20, 1998. NationsBank, with 2 offices in Pulaski County, is an affiliate bank of southeast regional bank holding company also headquartered in Charlotte, North Carolina. First Citizens Bank, a regional bank with offices in North Carolina and Virginia, headquartered in Raleigh, began operating a branch in Pulaski County in the first quarter of 1998. First National Bank of Christiansburg, a community bank which is headquartered in nearby Montgomery County, operates a branch in Pulaski County.
<page3>

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

EMPLOYEES

The Bank presently has 25 full-time employees and 9 part-time employees for a total of 30 full-time equivalents. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

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

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.
Due to the lower rate of failures in recent years, the fees nks and thrifts pay BIF and SAIF have decreased. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.00 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. The current assessment rate per $100 of insured deposits of the Bank is $.00, or a minimum of $2,000 annually.

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

<page8>

These guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis unless the bank holding company is engaged in a nonbanking activity involving significant leverage or has a significant amount of debt outstanding that is held by the general public.

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

The second branch office of the Bank, which opened October 4, 1997, is located at One Main Street, Pulaski, Virginia at the site of a regional bank's former branch office. It is a full-service branch, with three inside teller windows, a drive-up lane, a night depository, an automated teller machine, and safety deposit boxes. The property is subject to a lease which terminates on July 31, 1999, and the Bank has a right of first refusal to continue leasing the property after that date on terms mutually agreeable between the parties. The owner of that property is a limited liability company in which Mr. James L. Webb, a director of the Company and the Bank, is an investor. See "Certain Relationships and Related Transactions." The Bank believes that it is leasing that property at or below applicable market rates. The Bank also recently installed a stand-alone automated teller machine on the campus of the New River Community College in Dublin, Virginia.

During 1997 the Bank purchased a former bank office of NationsBank at 202 Washington Avenue in downtown Pulaski, for $187,000. This three story building has approximately 20,000 square feet and will house the Bank's operations department. In addition, there are opportunities for leasing part of the building to third parties, and the Bank plans to move its downtown branch into that building in the future.

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

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which 926,399 were issued and outstanding as of March 16, 1998. There is no established public trading market in the common stock, and one is not expected
to develop in the near future.   The Company's common stock trades thinly,
primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 16, 1998, there are approximately 654 stockholders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even if the Company achieves profitable operations.

<page10>

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.
At December 31, 1997, the Bank was not yet cumulatively profitable, but is expected to considerably reduce its operating loss in 1998. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 1997 Annual Report to Stockholders, pages 24 through 39.


ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 2 through 23 of the Company's 1997 Annual Reports to Stockholders are incorporated herein by reference:

     1. Independent Auditor's Report
     2. Consolidated Balance Sheets as of December 31, 1997 and 1996
     3. Consolidated Statements of Operations for the years and period ended December 31, 1997, 1996, and 1995
     4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 1997, 1996, and 1995
     5. Consolidated Statements of Cash Flows for the years and period ended December 31, 1997, 1996, and 1995
     6. Notes to Consolidated Financial Statements


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
        COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 1997 are listed on page
2 of the Company's Proxy statement dated February 26, 1998 and is incorporated
herein by reference.   Information with respect to the directors of the
Company is set out under the caption "Election of Directors" on page 3 of The Company's Proxy statement dated February 26, 1998 which information is incorporated herein by reference.

<page11>

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16 of the Securities Exchange Act" on page 7 of the Company's Proxy Statement dated February 26, 1998, which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on pages 5 through 6 of the Company's Proxy Statement dated February 26, 1998, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated February 26, 1998, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Trans-actions" on page 4 of the Company's Proxy statement dated February 26, 1998, is incorporated herein by reference.


                                     PART IV
                                     _______

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 1996 Annual Report to Stockholder

                                                   1997 Annual Report to
                                                  Stockholders page number
                                                  ________________________
Independent Auditor's Report                                  2
Consolidated Balance Sheets-December 31, 1997 and 1996        3
Consolidated Statements of Operations - Years ended
 December 31, 1997, 1996 and 1995                             4
Consolidated Statements of Stockholders' Equity - Years
 ended December 31, 1997, 1996 and 1995                       5
Consolidated Statements of Cash Flows - Years ended
 December  31, 1997, 1996 and 1995                            6
Notes to Consolidated Financial Statements                 7-23
Management's Discussion and Analysis                      24-39


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

12.1 1997 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit
     10.4 to the Company's 1995 Form 10-KSB).

22.1 1997 Proxy Statement.


<page13>

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNB HOLDINGS, INC.


Date:   March 27, 1998               By: s/Wayne L. Carpenter
                                        _____________________
                                        Wayne L. Carpenter
                                        Chief Financial Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                 Date
       _________                      _____                 ____


s/Sybil S. Atkinson
_________________________            Director          March 27, 1998
Sybil S. Atkinson

s/Jack W. Bowling
_________________________            Director          March 27, 1998
Jack W. Bowling

s/Jackson M. Bruce
_________________________            Director          March 27, 1998
Jackson M. Bruce

                                  Director, Chief
                                  Financial Officer
                               (principal financial
s/Wayne L. Carpenter              and accounting
_________________________             officer)         March 27, 1998
Wayne L. Carpenter


s/Randolph V. Chrisley
_________________________            Director          March 27, 1998
Randolph V. Chrisley
                                     Chairman,
                                   President and
s/Hiawatha Nicely, Jr.            Chief Executive
_________________________             Officer          March 27, 1998
Hiawatha Nicely, Jr.

s/A. Carole Pratt
_________________________            Director          March 27, 1998
A. Carole Pratt

s/David W. Ratcliff, Jr.
_________________________            Director          March 27, 1998
David W. Ratcliff, Jr.

s/Nathanial R. Tuck
_________________________            Director          March 27, 1998
Nathaniel R. Tuck

s/James L. Webb, Jr.
_________________________            Director          March 27, 1998
James L. Webb, Jr.

s/J. David Wine
_________________________            Director          March 27, 1998
J. David Wine



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

  12.1       1997 Report to Stockholders.

  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
             Form 10-KSB).

  22.1       1997 Proxy Statement.


<page15>

________________________________________________________________________________

1997 Annual Report
________________________________________________________________________________



Table of Contents

Letter to Stockholders                                          1

Independent Auditor's Report                                    2

Consolidated Balance Sheets                                     3

Consolidated Statements of Operations                           4

Consolidated Statements of Stockholders' Equity                 5

Consolidated Statements of Cash Flows                           6

Notes to Consolidated Financial Statements                      7

Management's Discussion and Analysis                           24

Board of Directors and Officers                                40

Stockholder Information                                        41

                        CNB Holdings, Inc.
                       900 Memorial Drive
                      Post Office Box 1060
                     Pulaski, Virginia 24301

February 19, 1998



CNB Holdings, Inc.
Shareholders


Dear Shareholder:

     You are cordially invited to attend the annual shareholders meeting of CNB Holdings Inc., to be held Thursday April 9, 1998 at 10:00a.m., local time at New River Community College's, Edwards Hall, room 206, Dublin, Virginia at which time you will be asked to consider and vote on the nominees for election as directors to serve until 2001. Additionally we will review the results of 1997 and the future growth plans for CNB Holdings Inc., along with other business as may properly come before the meeting.

     CNB Holdings Inc., and Community National Bank has been successful in receiving approval and opening the first branch in downtown Pulaski, Virginia during 1997. The SEC approved a secondary stock offering of 380,000 shares of the company common stock. CNB Holdings Inc., purchased a 20,000 square foot building from Nationsbank for expansion of operations facilities and branch.

     1998 will offer CNB Holdings Inc., and it's banking operations new opportunities for continued growth. The company is well positioned we believe to take advantage of these opportunities as we move to the new millenium.



Hiawatha Nicely, Jr.                        Wayne L. Carpenter
Chairman, President, CEO                    Chairman, President, CEO
CNB Holdings, Inc.                          Community National Bank

                 Larrowe, Cardwell & Company, LC
                       Post Office Box 760
                      Galax, Virginia 24333



                  Independent Auditor's Report


Board of Directors and Stockholders
CNB Holdings, Inc.
Pulaski, Virginia

We have audited the consolidated balance sheets of CNB Holdings, Inc. and subsidiary (Community National Bank) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Holdings, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Larrowe, Cardwell & Company, LC
Pulaski, Virginia
January 16, 1998, except for Note 10, as to which the date is February 10, 1998

Consolidated Balance Sheets
December 31, 1997 and 1996
________________________________________________________________________________

                                             1997        1996
                                             ____        ____
Assets
  Cash and due from banks                $ 2,290,840  $ 1,188,999
  Federal funds sold                       1,021,000      402,000
   Investment securities available
     for sale                             11,736,737   11,312,764
  Loans, net of allowance for
    loan losses of $270,000 in 1997
    and $155,000 in 1996                  22,395,227   12,722,865
  Property and equipment, net              1,853,855    1,408,596
  Accrued income                             241,318      261,548
  Other asset                                244,089      120,551
                                         ___________  ___________
        Total assets                     $39,783,066  $27,417,323
                                         ___________  ___________
Liabilities
  Demand deposits                        $ 3,581,386  $ 2,629,100
  Interest-bearing demand deposits        11,192,361    8,266,172
  Savings deposits                         3,770,237    2,339,408
  Large denomination time deposits         4,442,410    3,079,169
  Other time deposits                     13,607,494    7,726,853
                                         ___________  ___________
        Total deposits                    36,593,888   24,040,702

  Accrued interest payable                    55,448       36,612
  Other liabilities                           23,111       16,488
                                         ___________  ___________
        Total liabilities                 36,672,447   24,093,802
                                         ___________  ___________
  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    none outstanding                               -            -
  Common stock, $5 par value;
    10,000,000 shares authorized;
    546,399 and 437,225 shares
    outstanding in 1997 and 1996,
    respectively                           2,731,995    2,186,125
  Surplus                                  1,609,748    2,156,782
  Retained deficit                        (1,209,973)    (962,723)
  Unrealized depreciation on
  investment securities available
  for sale                                   (21,151)     (56,663)
                                         ___________  ___________
     Total stockholders' equity            3,110,619    3,323,521
                                         ___________  ___________
     Total liabilities and
       stockholders' equity              $39,783,066  $27,417,323
                                         ___________  ___________

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                      1997        1996       1995
                                      ____        ____       ____
Interest income:
    Loans and fees on loans       $1,668,116  $  926,222  $  377,130
    Federal funds sold                40,131      70,412      56,610
    Taxable investment securities    745,596     578,359     377,641
                                  __________  __________  __________
     Total interest income         2,453,843   1,574,993     811,381
                                  __________  __________  __________
Interest expense:
    Deposits                       1,353,521     853,867     346,213
    Federal funds purchased           17,166           -           -
                                  __________  __________  __________
     Total interest expense        1,370,687     853,867     346,213
                                  __________  __________  __________
     Net interest income           1,083,156     721,126     465,168

Provision for loan losses            185,943     103,947      68,089
                                  __________  __________  __________
     Net interest income after
       provision for loan losses     897,213     617,179     397,079
                                  __________  __________  __________

Noninterest income:
    Service charges on deposit
      accounts                       112,405      92,806      40,886
    Net realized gains on sales
      of securities                    2,662      16,550      10,432
    Other income                      37,532      17,190       8,570
                                  __________  __________  __________
     Total noninterest income        152,599     126,546      59,888

Noninterest expense:
    Salaries and employee benefits   584,633     387,712     328,559
    Occupancy expense                 79,983      76,543      67,469
    Equipment expense                 92,028      62,109      39,776
    Other expense                    540,418     403,006     352,745
                                  __________  __________  __________
     Total noninterest expense     1,297,062     929,370     788,549
                                  __________  __________  __________
     Net loss                     $ (247,250) $ (185,645) $ (331,582)
                                  __________  __________  __________
Basic earnings per share          $     (.45) $     (.34) $     (.61)
                                  __________  __________  __________
Diluted earnings per share        $     (.45) $     (.34) $     (.61)
                                  __________  __________  __________
Weighted average shares outstanding  546,453     546,531     546,303
                                  __________  __________  __________

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                                         Accumulated
                                                            Other
                      Common Stock            Retained    Comprehen-
               _____________________________  Earnings   sive Income
                 Shares   Amount   Surplus    (Deficit)     (Loss)      Total
               ______    ______    _______    _________     ______      _____
Dec. 31, 1994  437,042 $2,185,210 $2,155,867 $  (445,496) $(47,769) $3,847,812

Comprehensive
 income
Net loss             -          -          -    (331,582)        -    (331,582)
Net change
 in unrealized
 depreciation
 on investment
 securities
 available for
 sale                -          -          -           -   106,572     106,572
Total                                                               __________
 comprehensive
 income                                                               (225,010)
               _______ __________ __________ ___________  ________  __________
 Dec. 31, 1995 437,042  2,185,210  2,155,867    (777,078)   58,803   3,622,802

Comprehensive
 income
Net loss             -          -          -    (185,645)        -    (185,645)
Net change in
 unrealized
 depreciation
 on investment
 securities
 available for
 sale                -          -          -           -  (115,466)   (115,466)
Total                                                               __________
 comprehensive
  income                                                              (301,111)

Common stock
 issued            183        915        915           -         -       1,830
               _______ __________ __________ ___________  ________  __________
Dec. 31, 1996  437,225  2,186,125  2,156,782    (962,723)  (56,663)  3,323,521

Comprehensive
 income
Net loss             -          -          -    (247,250)        -    (247,250)
Net change in
 unrealized
 depreciation
 on investment
 securities
 available for
 sale                -          -          -           -    35,512      35,512
Total                                                               __________
 comprehensive
 income                                                               (211,738)

Stock dividend 109,306    546,530   (546,530)          -         -           -
Redemption of
fractional
 shares           (132)      (660)      (504)          -         -      (1,164)
               _______ __________ __________ ___________  ________  __________
Dec. 31, 1997  546,399 $2,731,995 $1,609,748 $(1,209,973) $(21,151) $3,110,619
               _______ __________ __________ ___________  ________  __________

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995
________________________________________________________________________________

                                           1997          1996         1995
                                           ____          ____         ____
Cash flows from operating activities:
  Net loss                           $   (247,250) $   (185,645) $   (331,582)
  Adjustments to reconcile net loss
    to net cash used by operations:
     Depreciation and amortization        105,660       128,833        65,629
     Provision for loan losses            185,943       103,947        68,089
     Net realized gains on securities      (2,662)      (16,550)      (10,432)
     Accretion of discount on
       securities, net                    (44,809)      (10,637)      (20,588)
     Changes in assets and liabilities:
       Accrued income                      20,230      (145,449)      (55,054)
       Other assets                       (19,739)      (15,806)        3,124
       Accrued interest payable            18,836        12,414        17,623
       Other liabilities                    6,623          (930)       12,263
    Net cash used by operating       ____________  ____________  ____________
      activities                           22,832      (129,823)     (250,928)
                                     ____________  ____________  ____________
Cash flows from investing activities:
  Net (increase) decrease in
    federal funds sold                   (619,000)      292,000       184,000
  Purchases of investment securities  (16,010,481)  (15,818,430)   (4,455,033)
  Sales of investment securities        4,276,997     8,977,234     2,015,393
  Maturities of investment securities  11,392,494       905,416     1,500,000
  Net increase in loans                (9,916,792)   (6,136,861)   (5,538,966)
  Purchases of property and equipment    (528,763)     (148,022)     (917,126)
    Net cash used in investing       ____________  ____________  ____________
      activities                      (11,405,545)  (11,928,663)   (7,211,732)
                                     ____________  ____________  ____________
Cash flows from financing activities:
  Net increase in demand, NOW, and
    savings deposits                    5,309,304     8,447,530     2,972,125
  Net increase in time deposits         7,243,882     3,656,477     5,243,323
  Stock issuance costs                    (67,468)            -             -
  Redemption of fractional shares          (1,164)            -             -
 Net cash provided by financing      ____________  ____________  ____________
   activities                          12,484,554    12,104,007     8,215,448
 Net increase in cash and cash
   equivalents                          1,101,841        45,521       752,788

Cash and cash equivalents, beginning    1,188,999     1,143,478       390,690
                                     ____________  ____________  ____________
Cash and cash equivalents, ending    $  2,290,840  $  1,188,999  $  1,143,478
                                     ____________  ____________  ____________
Supplemental disclosure of cash
  flow information:
  Interest paid                      $  1,351,851  $    841,453  $    328,590
                                     ____________  ____________  ____________
  Income taxes paid                  $          -  $          -  $        209
                                     ____________  ____________  ____________
Supplemental disclosure of noncash
  investing activities:
  Other real estate acquired in
    settlement of loans              $     58,487  $          -  $          -
                                     ____________  ____________  ____________

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note  1.    Organization  and Summary of  Significant  Accounting
Policies

Organization

CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. On August 29, 1994, the Company's wholly owned subsidiary, Community National Bank (the Bank), was chartered under the laws of the United States and the Bank opened for business in Pulaski, Virginia. As an FDIC insured National Banking Association, the Bank operates two banking offices and is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

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

Substantially all of the Bank's loan portfolio consists of loans in the New River Valley area of Southwest Virginia. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing segment.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them the time for their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

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

Loans receivable and allowance for loan losses

Loans are reported at their outstanding balance principal reduced by an allowance for loan losses and adjusted for net unamortized origination fees and costs.

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Property and equipment

Land  is  carried at cost. Bank premises, furniture and equipment are  carried  at cost, less accumulated depreciation computed  by the  straight-line  method  over the following  estimated  useful lives:
                                              Years
     Buildings and land improvements         20 to 40
     Furniture and equipment                  5 to 10

Foreclosed properties

Real estate properties acquired through or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is less than 12 months.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note  1.    Organization  and Summary of  Significant  Accounting
Policies, continued

Organization and stock issuance costs

Costs incurred for the organization of the Company and the Bank were capitalized and are being amortized over five years. Costs incurred in connection with the Company's stock offerings, consisting principally of registration, direct sales and promotional costs, are deferred and offset against the proceeds of the stock sales as a charge to surplus.

Stock-based compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting has been applied.

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

Basic earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted earnings per share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Comprehensive income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders' equity rather than as income or expense.

Financial instruments

Any derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest rate futures contracts.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note  1.    Organization  and Summary of  Significant  Accounting
Policies, continued

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Other  liabilities: For fixed-rate loan commitments,  fair  value considers the difference between current levels of interest rates
and   the   committed  rates.   The  carrying  amount  of   other
liabilities approximates fair value.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current presentation. Net loss and stockholders' equity previously reported was not affected by these reclassifications.

Note 2.   Restricted Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $157,000 for the period including December 31, 1997.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 3.  Securities

Debt   and  equity  securities  have  been  classified   in   the
consolidated balance sheets according to management's intent.
The carrying amount of securities and their approximate fair values at December 31, follow:

                           Amortized  Unrealized Unrealized      Fair
                             Cost        Gains     Losses        Value
                             ____        _____     ______        _____
1997
Available for sale:
  U. S. Treasury
    securities            $  1,699,515  $  7,360  $     62  $  1,706,813
  U. S. Government
    agency securities        9,711,569     3,932    35,313     9,680,188
  State and local
    government securities      198,056     2,930         -       200,986
  Restricted equity
    securities                 148,750         -         -       148,750
                          ____________  ________  ________  ____________
                          $ 11,757,890  $ 14,222  $ 35,375  $ 11,736,737
                          ____________  ________  ________  ____________
1996
Available for sale:
  U. S. Treasury
    securities            $  3,992,931  $ 20,987  $  1,265  $  4,012,653
    agency securities        6,659,085     1,614    82,055     6,578,644
  State and local
    government securities      197,316     4,056         -       201,372
  Mortgage-backed
    securities                 383,045         -         -       383,045
  Restricted equity
    securities                 137,050         -         -       137,050
                          ____________  ________  ________  ____________
                          $ 11,369,427  $ 26,657  $ 83,320  $ 11,312,764
                          ____________  ________  ________  ____________

Investment securities with amortized costs of $8,334,288 and $7,182,341 and market values of $8,320,478 and $7,115,039 at
December 31, 1997 and 1996, respectively, were pledged as collateral on public deposits or for other banking purposes.

Gross realized gains and losses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                       1997      1996      1995
                                       ____      ____      ____
Realized gains                      $   8,593 $  33,265 $  11,832
Realized losses                        (5,931)  (16,715)   (1,400)
                                    _________ _________ _________
                                    $   2,662 $  16,550 $  10,432
                                    _________ _________ _________

The amortized cost and approximate market value at December 31, 1997 of investment securities by scheduled maturity are shown below.

                                            Available for Sale
                                        __________________________
                                           Amortized       Fair
                                             Cost          Value
                                             ____          _____
Due in one year or less                 $  6,813,740  $  6,807,482
Due in one year through five years         2,652,832     2,655,096
Due after five years                       2,142,568     2,125,409
Restricted equity securities                 148,750       148,750
                                        ____________  ____________
                                        $ 11,757,890  $ 11,736,737
                                        ____________  ____________

Notes to Consolidated Financial Statements
________________________________________________________________________________


Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 1997 and 1996 are as follows:

                                                 1997         1996
                                                 ____         ____
Commercial                                  $  8,408,795 $  4,343,525
Real estate:
 Construction and land development               635,269      235,000
 Farmland                                              -            -
 Residential, 1-4 families                     8,231,523    4,675,681
 Residential, multifamily                              -            -
 Nonfarm, nonresidential                         147,738      101,804
Agricultural                                     100,000        7,638
Consumer:
 Credit cards                                    185,879      135,174
 Other consumer                                4,207,357    2,564,454
States and political subdivisions                257,942      343,057
Other                                            556,206      507,293
                                            ____________ ____________
                                              22,730,709   12,913,626

Net deferred loan fees                           (65,482)     (35,761)
Allowance for loan losses                       (270,000)    (155,000)
                                            ____________ ____________
                                            $ 22,395,227 $ 12,722,865
                                            ____________ ____________

Nonperforming assets at December 31, 1997 and 1996 are detailed as follows:

                                                 1997      1996
                                                 ____      ____
Nonaccrual loans                              $       -  $  17,459
Restructured loans                                    -          -
Loans past due 90 days or more                        -     52,258
                                              _________  _________
     Total nonperforming loans                        -     69,717

Foreclosed, repossessed and idled properties     35,850          -
                                              _________  _________
     Total nonperforming assets               $  35,850  $  69,717
                                              _________  _________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 4.  Loans Receivable, continued

Gross interest income that would have been recognized for each year if the nonaccrual loans and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, or if held part of the period, is detailed below. Applicable interest income that was actually collected and included in net income for each year is also summarized below:

                                       1997      1996     1995
                                       ____      ____     ____
Nonaccrual loans:
 Interest income, original terms    $       - $   4,789 $       -
                                    _________ _________ _________

 Interest income, recognized        $       - $   2,784 $       -
                                    _________ _________ _________

The  Bank  has  no  restructured loans  during  the  years  ended
December 31, 1997, 1996 or 1995.

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, the average annual recorded investment in impaired loans and interest income recognized on impaired loans for the year (all approximate) are summarized below:

                                       1997     1996     1995
                                       ____     ____     ____
Recorded investment at
  December 31,                      $      -  $ 18,533  $      -
                                    ________  ________  ________

Allowance for loan losses           $      -  $  1,074  $      -
                                    ________  ________  ________
Average recorded investment
  for the year                      $      -  $  3,658  $      -
                                    ________  ________  ________
Interest income recognized
  for the year                      $      -  $  2,784  $      -
                                    ________  ________  ________

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Note 5.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses are as follows:

                                1997       1996      1995
                                ____       ____      ____
Balance, beginning          $ 155,000  $  81,202  $  30,000
                            _________  _________  _________
Loans charged off             (82,476)   (43,291)   (18,221)
Recoveries                     11,533     13,142      1,334
                            _________  _________  _________
Net loans charged off         (70,943)   (30,149)   (16,887)

Provision for loan losses     185,943    103,947     68,089
                            _________  _________  _________
Balance, ending             $ 270,000  $ 155,000  $  81,202
                            _________  _________  _________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 1997 and 1996, are as follows:

                                                1997      1996
                                                ____      ____
Land                                        $   280,000 $   250,000
Land improvements                                51,492      49,564
Leasehold improvements                           14,415           -
Buildings                                     1,228,257     932,609
Furniture and equipment                         477,693     290,921
                                            ___________ ___________
                                              2,051,857   1,523,094
Less accumulated depreciation                  (198,002)   (114,498)
                                            ___________ ___________
                                            $ 1,853,855 $ 1,408,596
                                            ___________ ___________

The Company leased its temporary banking facility under an agreement accounted for as an operating lease at a rental of $2,244 per month, increasing to $3,675 per month in July, 1995. This agreement expired in December, 1995. Rental expense relative to this lease was approximately $33,440 for 1995.

Note 7.  Short-term Debt

Short-term debt consists of federal funds purchased, which generally mature within one to four days from the transaction date, and other short-term borrowings. Additional information at December 31, 1997 and 1996 and for the years then ended is summarized below:

                                                1997         1996
                                                ____         ____
Outstanding balance at December 31          $         -  $         -
                                            ___________  ___________
Year-end weighted averaged rate                       -            -
                                            ___________  ___________
Daily average outstanding during the year   $   307,507  $         -
                                            ___________  ___________
Average rate for the year                          5.58%           -
                                            ___________  ___________
Maximum outstanding at any month-end
  during the year                           $ 1,172,000  $         -
                                            ___________  ___________

At December 31, 1997, the Bank had established lines of credit totaling $2,000,000 with various correspondent banks to provide additional liquidity if and as needed. There were no amounts outstanding under these arrangements at December 31, 1997 or 1996.

Note 8.  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                 December 31, 1997 December 31, 1996
                                 _________________ _________________
                                  Carrying  Fair    Carrying  Fair
                                   Amount   Value    Amount   Value
                                   ______   _____    ______   _____
Financial assets
  Cash and cash equivalents       $ 2,291  $ 2,291  $ 1,189  $ 1,189
  Federal funds sold                1,021    1,021      402      402
  Securities, available-for-sale   11,737   11,737   11,313   11,313
  Loans, net of allowance
    for loan losses                22,395   22,586   12,723   12,793

Financial liabilities
  Deposits                         36,594   36,644   24,041   24,049

Off-balance-sheet assets
  (liabilities)
  Commitments to extend credit and
    standby letters of credit           -        -        -        -


Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 9. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended
December 31.

                                        1997      1996       1995
                                        ____      ____       ____
Net income (loss)
 (income available to common
  shareholders)                     $(247,250) $(185,645) $(331,582)
                                    _________  _________  _________
Weighted average common shares
 outstanding                          546,453    546,531    546,303
Effect of diluted securities, options       -          -          -
                                    _________  _________  _________
Weighted average common shares
  outstanding, diluted                546,453    546,531    556,303
                                    _________  _________  _________
Basic  earnings per share           $    (.45) $    (.34) $    (.61)
                                    _________  _________  _________
Diluted  earning per share          $    (.45) $    (.34) $    (.61)
                                    _________  _________  _________

At December 31, 1997, 1996, and 1995, exercisable options were outstanding (see Note 10) with an exercise price below the market value of the Bank's stock at those dates. This condition placed those options "in the money" at each respective December 31. However, exercise of those options is not assumed in computing diluted earnings per share for any year presented because their exercise would reduce the annual reported diluted loss per share.

Note 10. Subsequent Event

On February 10, 1998, the Company completed sale of 380,000 shares of common stock in a public offering. The net proceeds of the sale, approximately $3.2 million, will be used for general purposes and to finance future growth.

Note 11.  Employee Benefit Plans

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Bank may make additional contributions at the discretion of Board of Directors. The Bank made no contributions during the years ended December 31, 1997, 1996 or 1995.

Note 12. Common Stock

During 1995 the Company adopted a stock option plan under which up to 344,375 shares of stock may be issued. Shares subject to the plan may be issued in any combination of incentive stock options, non-incentive stock options, or restricted stock, provided that the total number of shares issuable pursuant to incentive stock options may not be more than 62,500 without shareholder approval. Termination of restrictions on any restricted stock granted and expiration of any non-incentive stock options granted are controlled by the terms of each individual grant. Incentive stock options expire no more than 10 years from the date of grant. Exercise prices of all options are determined by each individual grant except that incentive stock options may not be granted at less than fair market value and non-incentive stock options may not be granted at less than 80% of fair market value on each option's respective date of grant. Vesting of options, if not immediately exercisable, is determined in accordance with the terms of each option granted.

Activity under the plan during the years ended December 31,  1997 and 1996 is summarized below (adjusted for the May 30, 1997 five-for-four stock split):

                                 Granted and Outstanding
                          _________________________________________
                                                  Non-
                          Available Incentive  incentive
                             for      Stock      Stock   Restricted
                            Grant    Options    Options    Stock
                            _____    _______    _______    _____
Balance December 31, 1995   138,125         -   206,250         -

Granted                     (6,534)         -     6,534         -
Exercised                         -         -         -         -
                            _______   _______   _______   _______
Balance December 31, 1996   131,591         -   212,784         -

Granted                     (6,470)               6,470         -
Exercised                         -         -         -         -
                            _______   _______   _______   _______
Balance December 31, 1997   125,121         -   219,254         -
                            _______   _______   _______   _______

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 12. Common Stock, continued

Additional  information  relating to the  plan  is  listed  below
(adjusted for the May 30, 1997 five-for-four stock split):

                                         1997        1996       1995
                                         ____        ____       ____
Outstanding options at December 31:
 Exercise price, beginning of
   the year<F1>                     $      8.00  $      8.00  $      8.00
 Exercise price, end of the year<F1>$      8.00  $      8.00  $      8.00
 Range of exercise prices:
  From                              $      8.00  $      8.00  $      8.00
  To                                $      8.00  $      8.00  $      8.00
 Remaining contractual life
   in months<F1>                             90          101          112

Exercisable options outstanding
 at December 31:
 Number                                 219,254      212,781      206,250
 Exercise price                     $      8.00  $      8.00  $      8.00

Weighted average exercise
  price of options:
 Granted during the year            $      8.00  $      8.00  $      8.00
 Exercised during the year          $         -  $         -  $         -
 Forfeited during the year          $         -  $         -  $         -
 Expired during the year            $         -  $         -  $         -

Significant assumptions used in
  determining fair value:
 Risk-free interest rate                    6.5%         7.0%         7.0%
 Expected life in years                      10           10           10
 Expected dividends                         0.0%         0.0%         0.0%
 Expected volatility                        7.6%         5.0%         2.7%

Grant-date fair value:
 Options granted during the year    $    27,302  $    26,259  $   829,234
 Restricted stock awards granted
   during the year                  $         -  $         -  $         -

Results of operations:
 Compensation cost recognized
   in income for all stock-based
   compensation awards              $         -  $         -  $         -
                                    ___________  ___________  ___________
 Pro  forma  net  income<F2>        $  (274,552) $  (211,904) $(1,160,816)
                                    ___________  ___________  ___________
 Pro forma earnings per
   common share<F2>                 $      (.50) $      (.39) $     (2.12)

                                    ___________  ___________  ___________
______________________________

<F1>  Weighted average
<F2>  As if the fair value based method prescribed by SFAS No. 123 has been applied.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 13.   Income Taxes

Operating loss and carryforwards

The  Company  has loss carryforwards of approximately  $1,086,000 for Federal income tax purposes that may be used to offset future
taxable  income.   If not previously utilized, the  Federal  loss
carryforwards will expire between 2008 and 2012.

Current and deferred income tax components

The components of income tax expense (all Federal) are as follows:

                                      1997       1996       1995
                                      ____       ____       ____
Current                           $        -  $       -  $       -
Deferred                             (82,364)   (67,750)  (111,968)
Deferred tax asset valuation
  allowance change                    82,364     67,750    111,968
                                  __________  _________  _________
                                  $        -  $       -  $       -
                                  __________  _________  _________

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate expense included in the consolidated statement of operations follows:

                                       1997      1996      1995
                                       ____      ____      ____
Tax at statutory federal rate     $  (84,065) $ (63,119) $(112,738)
Other                                  1,701     (4,631)       770
Deferred tax asset valuation
 allowance change                     82,364     67,750    111,968
                                  __________  _________  _________
                                  $        -  $       -  $       -
                                  __________  _________  _________

Deferred tax analysis

The components of net deferred tax assets (all Federal) at December 31, 1997 and 1996 are summarized as follows:

                                                 1997      1996
                                                 ____      ____
Deferred tax assets                          $  468,331 $  354,588
Deferred tax liabilities                        (56,711)   (25,332)
Deferred tax asset valuation allowance         (411,620)  (329,256)
                                             __________ __________
                                             $        - $        -
                                             __________ __________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 13. Income Taxes, continued

Tax effects of each significant item creating deferred taxes are summarized below:

                                                 1997      1996
                                                 ____      ____
Allowance for loan losses                     $  47,001 $  18,512
Pre-operating expenses                           28,613    46,683
Net operating losses                            369,331   276,242
Deferred fee income                              22,264    12,159
Contributions                                     1,122       992
Accretion of discount on
 investment securities                          (18,657)   (1,828)
Depreciation                                    (38,054)   (23,504)
                                              _________ __________
                                              $ 411,620 $  329,256
                                              _________ __________

Note 14.  Commitments and Contingencies

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

A summary of the Bank's commitments at December 31, 1997 and 1996 are as follows:

                                             1997         1996
                                             ____         ____
Commitments to extend credit             $ 2,863,681  $ 3,921,000
Standby letters of credit                     80,250            -
                                         ___________  ___________
                                         $ 2,943,931  $ 3,921,000
                                         ___________  ___________

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 14.  Commitments and Contingencies, continued

Concentrations of credit risk

Substantially all of the Bank's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank's primary focus is toward consumer oriented and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $250,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Other

The   Company  has  entered  a  five-year  employment  and  bonus
agreement   with  the  Company's  President,  which   effectively
commenced with the opening of the Bank.

Note 15.   Regulatory Restrictions

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

As of December 31, 1997, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 15.   Regulatory Restrictions, continued

The Bank's actual capital amounts and ratios are also presented in the table.

                                                               To Be Well
                                          Required         Capitalized Under
                                         For Capital       Prompt Corrective
                         Actual       Adequacy Purposes    Action Provisions
                   ________________   _________________   __________________
                     Amount   Ratio     Amount   Ratio     Amount     Ratio
                     ______   _____     ______   _____     ______     _____
December 31, 1997
 Total Capital
  (to Risk-Weighted
   Assets)         $3,223,614 13.5% > $1,916,318 > 8.0% > $2,395,398 > 10.0%
 Tier I Capital                     -            -      -            -
  (to Risk-Weighted
   Assets)         $2,953,614 12.3% > $  958,159 > 4.0% > $1,437,239 >  6.0%
 Tier I Capital                     -            -      -            -
  (to  Average
   Assets)         $2,953,614  7.7% > $1,528,055 > 4.0% > $1,910,069 >  5.0%
                                    -            -      -            -
December 31, 1996
 Total Capital
  (to Risk-Weighted
   Assets)         $3,294,381 23.1% > $1,142,913 > 8.0% > $1,428,641 > 10.0%
 Tier I Capital                     -            -      -            -
  (to Risk-Weighted
   Assets)         $3,139,381 22.0% > $  571,457 > 4.0% > $  857,185 >  6.0%
 Tier I Capital                     -            -      -            -
  (to Average
   Assets)         $3,139,381 11.6% > $1,080,749 > 4.0% > $1,350,936 >  5.0%

                                    -            -      -            -

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

Intercompany transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $298,000 at December 31, 1997. One 23A transaction existed between the Bank and the Company at December 31, 1997.

On October 31, 1997, the Company acquired a future banking site at public auction. The Company borrowed $158,179 from the Bank to complete the purchase.

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 16.   Transactions with Related Parties

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Loans

Aggregate loan transactions with related parties were as follows:

                                          1997        1996
                                          ____        ____
Balance, beginning                    $ 1,075,994 $   524,726

New loans and advances                    959,582     867,146
Repayments                               (610,932)   (309,392)
Change in relationship                          -      (6,486)
                                      ___________ ___________
Balance, ending                       $ 1,424,644 $ 1,075,994
                                      ___________ ___________

Leases

During 1997 the Company leased office space which is used as a branch location under the terms of an agreement accounted for as an operating lease. The lessor is a partnership in which one of the Company directors is a partner. Rent expense recognized under this lease in 1997 was $6,250. Future minimum lease payments under this agreement are $15,000 and $8,750 in 1998 and 1999, respectively.

Note 17.   Parent Company Financial Information

Condensed  financial  information  of  CNB  Holdings,   Inc.   is
presented as follows:

                         Balance Sheets
                   December 31, 1997 and 1996

                                                 1997      1996
                                                 ____      ____
Assets
    Cash and due from banks                 $    28,836 $   181,042
    Investment in subsidiary
     bank at equity                           2,961,011   3,119,995
    Property and equipment                      190,420           -
    Other assets                                 93,426      34,149
                                            ___________ ___________
     Total assets                           $ 3,273,693 $ 3,335,186
                                            ___________ ___________
Liabilities
    Due to subsidiary                       $   158,178 $         -
    Accounts payable and other liabilities        4,896      11,665
                                            ___________ ___________
     Total liabilities                          163,074      11,665
                                            ___________ ___________
Stockholders' equity:
    Common stock                              2,731,995   2,186,125
    Surplus                                   1,609,748   2,156,782
    Retained deficit                         (1,209,973)   (962,723)
    Unrealized depreciation on
     subsidiary's investment
     securities available for sale              (21,151)    (56,663)
                                            ___________ ___________
     Total stockholders' equity               3,110,619   3,323,521
                                            ___________ ___________
     Total liabilities and
      stockholders' equity                  $ 3,273,693 $ 3,335,186
                                            ___________ ___________

Notes to Consolidated Financial Statements
________________________________________________________________________________

Note 17.   Parent Company Financial Information, continued

                    Statements of Operations
          Years ended December 31, 1997, 1996 and 1995

                                       1997       1996       1995
                                       ____       ____       ____
Income:
 Interest on deposits with banks    $   6,118  $   7,633  $  11,450
 Other income                             110          -          -
                                    _________  _________  _________
                                        6,228      7,633     11,450
                                    _________  _________  _________
Expenses:
    Professional fees                  44,199     23,381     59,326
    Other expenses                     14,783     26,048     23,148
                                    _________  _________  _________
     Total expenses                    58,982     49,429     82,474
                                    _________  _________  _________
     Loss before tax benefit and
      equity in undistributed
      income of subsidiary            (52,754)   (41,796)   (71,024)

Federal income tax benefit                  -          -          -
                                    _________  _________  _________
     Loss before equity in
      undistributed income of
      subsidiary                      (52,754)   (41,796)   (71,024)

Equity in undistributed loss
 of subsidiary                       (194,496)  (143,849)  (260,558)
                                    _________  _________  _________
     Net loss                       $(247,250) $(185,645) $(331,582)
                                    _________  _________  _________

                    Statements of Cash Flows
          Years ended December 31, 1997, 1996 and 1995

                                       1997       1996       1995
                                       ____       ____       ____
Cash flows from operating activities:
    Net loss                        $(247,250) $(185,645) $(331,582)
    Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
         Amortization                   7,724     23,173     15,499
         Increase in equity in
          undistributed loss of
          subsidiary                  194,496    143,849    260,558
         Increase in other assets         467      1,999      4,339
         Increase (decrease) in
          other liabilities            (6,769)    (1,985)     8,521
                                    _________  _________  _________
       Net cash provided (used)
        by operating activities       (51,332)   (18,609)   (42,665)
                                    _________  _________  _________
Cash flows from investing
 activities, purchase of property
 and equipment                       (190,420)         -          -
                                    _________  _________  _________
Cash flows from financing activities:
       Net intercompany borrowings    158,178          -          -
       Stock issuance costs           (67,468)         -          -
       Redemption of fractional
        shares                         (1,164)         -          -
                                    _________  _________  _________
         Net cash provided by
          financing activities         89,546          -          -
                                    _________  _________  _________
         Decrease in cash and due
          from banks                 (152,206)   (18,609)   (42,665)

Cash and cash equivalents,
 beginning                            181,042    199,651    242,316
                                    _________  _________  _________
Cash and cash equivalents,
 ending                             $  28,836  $ 181,042  $ 199,651
                                    _________  _________  _________

TITLE PAGE TO MD&A

________________________________________________________________________________

Management's Discussion and Analysis
________________________________________________________________________________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

The Consolidated Financial Statements include the financial information of the Company and the Bank. As the Bank represents substantially all of the Company's activities, comparative discussions of consolidated versus non-consolidated financial statements are unnecessary.

There are no current recommendations by regulatory authorities which, if implemented, would have a material effect on its liquidity, capital resources or results of operations. There are no agreements between the Company and either the OCC or the Federal Reserve Board, nor has either regulatory agency made any recommendations concerning the operations of the Company that could have a material effect on its liquidity, capital resources or results of operations.

Overview

The Company commenced operations on March 8, 1993, while the Bank began operations on August 29, 1994. Accordingly, financial data for 1994 reflects only four months of activity. The Company's sole subsidiary, the Bank, operates by attracting deposits from the general public and using such deposit funds to make commercial, consumer, and residential construction and permanent mortgage real estate loans. Revenues are derived principally from interest on loans and investments. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income.

The Company's assets increased over 45% in 1997 and over 75% in both 1996 and 1995. Total assets increased to $39.7 million as compared to $27.4 million at December 31, 1996. Virtually all of this asset growth was from increased deposits. Total deposits were $36.6 million at December 31, 1997 compared to $24 million at December 31, 1996. The Bank used these new resources primarily to fund new loans. The Bank's net loans increased over 75% in 1997, and over 90% in each of 1996 and 1995. Total net loans were $22.4 million as compared to $12.7 million at December 31, 1996.

During 1997 the Company filed for, and received approval from the SEC for a secondary stock offering of up to 380,000 shares of common stock at a price of $9 per share. The stock sale was closed February 10, 1998 after the sale of 380,000 shares for net proceeds of approximately $3.2 million. Other significant events that occurred during 1997 were the opening of Community National Bank's first branch in downtown Pulaski in October and the purchase of a 19,900 square foot, three story building to house the branch and to provide for future growth.

Management's Discussion and Analysis
________________________________________________________________________________

Net Interest Income and Average Balances (thousands)<F1>

                                Years Ended December 31,
                 _______________________________________________________________
                          1997                 1996                 1995
                 ____________________ ____________________ _____________________
                        Interest             Interest             Interest
                 Average Income/Yield/Average Income/Yield/Average Income/Yield/
                 Balance Expense Cost Balance Expense Cost Balance Expense Cost
                 _______ _______ ____ _______ _______ ____ _______ _______ ____
Interest-earning assets:
   Taxable investment
    securities   $12,242 $  746 6.09% $ 8,957 $  578  6.45% $ 5,350 $378  7.07%
   Federal funds
    sold             691     40 5.79    1,179     71  6.02      967   56  5.79
  Loans, net      17,652  1,668 9.45    9,695    926  9.55    3,620  377 10.41
                 _______ ______ ____  _______ ______  ____  _______ ____ _____
   Total
    interest-
    earning
    assets        30,585  2,454        19,831  1,575          9,937  811
                 _______ ______       _______ ______        _______ ____
   Yield on average
    interest-earning
    assets                      8.02%                 7.94%               8.16%
                                ____                  ____               _____
Noninterest-earning assets:
  Cash and due
   from banks      2,106                1,465                   660
  Premises and
   equipment       1,556                1,410                   718
  Interest
   receivable
   and other         430                  272                   249
                 _______              _______               _______
    Total
    noninterest-
    earning
    assets         4,092                3,147                 1,627
                 _______              _______               _______
    Total
     assets      $34,677              $22,978               $11,564
                 _______              _______               _______
Interest-bearing liabilities:
   Demand
    deposits     $ 8,094    327 4.04% $ 5,304    191  3.60% $   917   33  3.60%
   Savings
   deposits        3,501    123 3.51    2,276     88  3.87      940   30  3.19
   Time deposits  16,553    904 5.46   10,725    575  5.36    5,008  283  5.65
   Federal funds
    purchased        308     17 5.52        -      -     -        -    -     -
                 _______ ______ ____  _______ ______  ____  _______ ____ _____
 Total interest-
  bearing
  liabilities     28,456  1,371        18,305    854          6,865  346
                 _______ ______       _______ ______        _______ ____
 Cost of average
  interest-bearing
   liabilities                  4.82%                 4.67%               5.04%
                                ____                  ____                ____
Noninterest-bearing liabilities:
 Demand deposits   2,909                1,492                 1,158
  Interest
   payable and
   other             122                   30                    27
                 _______              _______               _______
    Total
    noninterest-
    bearing
    liabilities    3,031                1,522                 1,185
                 _______              _______               _______
    Total
     liabilities  31,487               19,827                 8,050

Stockholders'
 equity            3,190                3,151                 3,514
                 _______              _______               _______
  Total
   liabilities
   and
   stockholders'
   equity        $34,677              $22,978               $11,564
                 _______              _______               _______

   Net interest income   $1,083               $  721                $465
                         ______               ______                ____
   Net yield on
    interest-earning assets     3.54%                 3.63%               4.68%
                                ____                  ____                ____

____________________
<F1>    Income and yields are computed on a tax equivalent basis.

Management's Discussion and Analysis
________________________________________________________________________________

Net Interest Income

Net interest income, the principal source of income for the Company and the Bank, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The preceding table presents the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities and stockholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of this table and other statistical disclosures were calculated by using the daily average balances.

Interest income for 1997 increased to $2.5 million, a 55.8% increase over the 1996 amount of $1.6 million. Interest income for 1996 increased 94.2% from $811,000 in 1995. The increases in interest income during 1997 and 1996 are due to increases in average interest-earning assets in both years while yields on these assets remained relatively constant. Average earning assets were $30.6 million during 1997, an increase of $10.8 million over the 1996 average of $19.8 million. Average earning assets increased 99.6% during 1995. Yields on interest-earning assets during 1997, 1996 and 1995 were within a range of 22 basis points. Those yields were 8.02%, 7.94% and 8.16%, respectively.

Interest  rates  charged on loans vary with the degree  of  risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 9.45% in 1997 compared to 9.55% in 1996 and 10.41% in 1995, reflecting lower market interest rates and an increase in 1-4 family residential mortgage loans as a percentage of the overall portfolio.

Interest expense increased by 60.5% in 1997 to $1.4 million from $854,000 in 1996. Interest expense increased by $508,000 in 1996 to $854,000 from $346,000 in 1995. These increases were due to increases in average interest-bearing liabilities of $10.2 and $11.4 million during 1997 and 1996, respectively. The rate paid on interest-bearing liabilities increased 15 basis points during 1997 to 4.82%. This increase is due in part to the Bank utilizing Federal funds to provide short-term liquidity for the first time in 1997. The rate paid on interest-bearing liabilities decreased 37 basis points during 1996, reflecting decreased market rates.

Net interest income increased over 50% in 1997 and 1996. Net interest income was $1.1 million, $721,000 and $465,000 in 1997, 1996 and 1995, respectively. These increases are due to increases in the volume of net average earning assets in both years. Net interest margin has decreased to 3.54% in 1997 from 3.63% in 1996, and 4.68% in 1995. Net interest margin has declined over the past two years even though net interest income has increased. This is because of increases in the percentage of average interest-bearing liabilities to average interest-earning assets to 93.0% in 1997 from 92.3% in 1996 and 69.1% in 1995, due primarily to rapid growth combined with net losses. The effects of changes in volumes and rates on net interest income for various periods are shown in the following table.

Management's Discussion and Analysis
________________________________________________________________________________

Rate/Volume Variance Analysis (thousands)

                      1997 Compared to 1996    1996 Compared to 1995
                     ________________________ ________________________
                                  Variance                  Variance
                     Interst     Atrributable  Interest   Atrributable
                     Income/         To        Income/        To
                     Expense   ______________  Expense ________________
                     Variance   Rate   Volume  Variance   Rate   Volume
                     ________   ____   ______  ________   ____   ______
Interest-earning assets:
  Deposits in other
   banks             $   -    $   -    $   -    $   -    $   -    $   -
  Taxable investment
   securities          168      (44)     212      200      (55)     255
  Federal funds sold   (31)      (2)     (29)      15        3       12
  Loans                742      (18)     760      549      (83)     632
                     _____    _____    _____    _____    _____    _____
   Total               879      (64)     943      764     (135)     899
                     _____    _____    _____    _____    _____    _____
Interest-bearing
 liabilities:
  Demand deposits      136       36      100      158        -      158
  Savings deposits      35      (13)      48       58       15       43
  Time deposits        329       17      312      292      (31)     323
  Federal Funds
   purchased            17       17        -        -        -        -
                     _____    _____    _____    _____    _____    _____
    Total              517       57      460      508      (16)     524
                     _____    _____    _____    _____    _____    _____
     Net interest
      income         $ 362    $(121)   $ 483    $ 256    $(119)   $ 375
                     _____    _____    _____    _____    _____    _____

Provision for Loan Losses

The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the Bank's loan portfolio. The level of the allowance for loan losses is determined by management's assessment of a variety of factors, including the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook. Loan losses and recoveries are charged or credited directly to the allowance for loan losses.

Management increased the provision for loan lose expense to $186,000 in 1997 from $104,000 in 1996 and $68,000 in 1995. The increases in the loan loss provision were made because of the significant growth of the loan portfolio during these periods. The Bank's allowance for loan losses as a percentage of gross loans was 1.2% at the end of 1997, 1996 and 1995.

Additional   information  regarding  loan  loss   provisions   is
discussed in "Nonperforming and Problem Assets."

Noninterest Income

Noninterest income consists of revenues generated from a variety of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds, checks and fees charged for nondeposit services. Noninterest income also includes fees charged for various bank services such as safe deposit box rental fees and letter of credit fees. A portion of noninterest income is gain on the sale of investment securities. Although the Bank generally follows a buy and hold philosophy with respect to investment securities, occasionally the need to sell some investment securities is created by changes in market rate conditions or by efforts to restructure the portfolio to improve the Bank's liquidity or interest rate risk positions.

Noninterest income totaled $153,000 in 1997, a increase of 20.5% from the $127,000 recorded in 1996. Noninterest income in 1996 increased 111.7% from the 1995 amount of $60,000. The majority of the increase in noninterest income over the last two years was due to increased service charges on deposit accounts because of the increased number of accounts.

The Bank's fee structure is reviewed annually to determine if adjustments to fees are warranted. There were no changes in the deposit account fee structure during the last three years. The sources of noninterest income for the past three years are summarized in the table below.

Management's Discussion and Analysis
________________________________________________________________________________

Sources of Noninterest Income (thousands)

                                        Years Ended December 31,
                                      ____________________________
                                        1997      1996     1995
                                        ____      ____     ____
Service charges in deposit
  accounts                            $   112   $    93   $    41
Gain on sale of investment
securities                                  3        17        10
Other                                      38        17         9
                                      _______   _______   _______
 Total noninterest income             $   153   $   127   $    60
                                      _______   _______   _______

Noninterest Expense

Noninterest expense for 1997 rose 368,000 or 39.6% to $1.3 million. Noninterest expense in 1996 was $929,000, a $140,000 increase over the 1995 amount of $789,000. The overhead ratio of noninterest expense to adjusted total revenues (net interest income plus noninterest income excluding securities transactions) was 105%, 112% and 153% in 1997, 1996 and 1995, respectively.

Total personnel expenses, the largest component of noninterest expense, increased 197,000 or 50.8% during in 1997. Personnel expenses for 1996 were $388,000, an increase of 17.9% over the 1995 amount of $329,000. These increases were attributable to the increased number of full time equivalent employees required due to the high growth rate the Bank has experienced since opening. Total full time equivalent employees were 25, 16 and 14 at December 31, 1997, 1996 and 1995. Management expects the number of full-time equivalent employees to increase at a slower pace through 1998.

Combined occupancy and furniture and equipment expense increased $33,000 or 23.7% to $172,000 in 1997. Those expenses increased $32,000 in 1996 to $139,000 compared to $107,000, in 1995. The reasons for the increase in 1997 are the completion of the second floor of the Bank building to provide additional office space and the opening of the branch in downtown Pulaski. The increase in 1996 was primarily due to the opening of the new Bank building which resulted in increased maintenance, insurance and depreciation.

Professional services expense, fees paid to attorneys, independent auditors, consultants and state examiners for 1997 increased to $87,000 or 89.1% over the 1996 amount. This increase is due primarily to the loss of the Company's senior vice president of operations late in 1996, forcing the Company to outsource portions of the responsibilities formerly performed by that position. In addition, the Bank engaged a consultant to evaluate certain bank policies. Professional services expense decreased $14,000 or 23.3%, to $46,000 during 1996. This fluctuation was caused by the Bank incurring significant expenses in 1995 related to various examinations that were required subsequent to the initial opening.

Printing  and  supplies  expense increased  $24,000  in  1997  to
$72,000.   This was 50.0% more than the 1996 amount  of  $48,000.
This increase was due in part to expense incurred to stock the new branch.

Outside services consisting primarily of data processing and credit card processing fees, increased $49,000 or 49.5% during 1997 to $148,000. These expenses increased $25,000, to $99,000 in 1996 from $74,000 in 1995. These fees relate directly to the number of accounts serviced and transactions processed. Management expects these expenses to continue to increase as the Bank grows.

Mangement's Discussion and Analysis
________________________________________________________________________________

Noninterest expense has increased over the past two years and will most likely continue to increase as the Bank grows. However, as the Bank becomes more mature, growth in net interest income will outpace growth in noninterest expense. Accordingly, management believes the Bank's overhead ratio will continue to improve. The primary elements of noninterest expense for the past three years are as summarized in the following table.

Sources of Noninterest Expense (thousands)

                                       Years Ended December 31,
                                    ___________________________
                                      1997      1996      1995
                                      ____      ____      ____
Salaries and wages                  $   515   $   335   $   285
Employee benefits                        70        53        44
                                    _______   _______   _______
 Total personnel expense                585       388       329

Occupancy expense                        80        77        67
Furniture and equipment                  92        62        40
Printing and supplies                    72        48        37
Professional services                    87        46        60
Postage                                  31        25        18
Telephone                                15         9         8
Dues and subscriptions                   18        12         8
Education and seminars                   13        11        19
Advertising and public
  relations                              40        38        30
Insurance expense                        26        26        30
Bank franchise tax                       13        15         7
Outside services                        148        99        74
Stock transfer agent fees                 9         -         -
Amortization of                          22        37        37
organizational cost
Other operating expense                  46        36        25
                                    _______   _______   _______
 Total other expenses               $ 1,297   $   929   $   789
                                    _______   _______   _______

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

The Company's deferred income tax benefits and liabilities are the result of temporary differences in loss carryforwards, provisions for loan losses, valuation reserves, depreciation, deferred income, and investment security discount accretion.

Net deferred income tax assets of $411,000, $329,000 and $261,000 at December 31, 1997, 1996, and 1995, respectively, are offset by a valuation allowance. Accordingly, no income tax expense or benefit was reported during 1997, 1996 or 1995.

Management's Discussion and Analysis
________________________________________________________________________________

Earning Assets

Average earning assets increased $10.8 million, or 54.2%, during 1997 to $30.6 million. Average earning assets increased $9.89 million to $19.8 million during 1996 as compared to the 1995 average of $9.9 million. Total average earning assets represented 88.2% of total average assets in 1997. This increased from 86.3% of total average assets in 1996 and 85.9% in 1995. The mix of average earning assets changed during 1997 and 1996 with a larger portion of the Bank's funds being invested in higher yielding loans. For 1997, average net loans represented 50.9% of average assets. This is a significant increase from 42.2% in 1996 and 31.3% in 1995. Average investment securities decreased to 35.5% of total average assets. This number was down from 39.0% in 1996 and 46.3% in 1995. Average noninterest earning assets increased to $4.1 million from $3.1 million in 1996 and $1.6 million in 1995. In spite of these increases, the percentage of noninterest earning assets to total average assets decreased to 11.8% from 13.7% in 1996 and 14.1% during 1995. This is due to interest-earning assets increasing at a faster pace than noninterest earning assets. A summary of average assets is shown in the following table.

Average Asset Mix (thousands)

                                  Years Ended December 31,
                         _________________________________________________
                                1997             1996            1995
                         ________________ ________________ ________________
                          Average          Average          Average
                          Balance Percent  Balance Percent  Balance Percent
                          _______ _______  _______ _______  _______ _______
Earnings assets:
  Loans,  net            $ 17,652  50.90% $  9,695  42.19% $  3,620  31.30%
 Investment securities     12,242  35.30     8,957  38.98     5,350  46.26
 Federal funds sold           691   1.99     1,179   5.13       967   8.36
                         ________ ______  ________ ______  ________ ______
 Total earning assets      30,585  88.19    19,831  86.30     9,937  85.92
                         ________ ______  ________ ______  ________ ______
Nonearning assets:
 Cash and due from banks    2,106   6.07     1,465   6.38       660   5.71
 Premises and equipment     1,556   4.49     1,410   6.14       718   6.21
 Other assets                 430   1.25       272   1.18       249   2.16
                         ________ ______  ________ ______  ________ ______
 Total nonearning assets    4,092  11.81     3,147  13.70     1,627  14.08
                         ________ ______  ________ ______  ________ ______
  Total assets           $ 34,677 100.00% $ 22,978 100.00% $ 11,564 100.00%
                         ________ ______  ________ ______  ________ ______

Loans

The Bank makes both consumer and commercial loans to borrowers in all neighborhoods within its market area, including the low- and moderate-income areas. The Bank's market area is generally defined to be all or portions of the Pulaski, Giles, Wythe, Montgomery and Bland Counties of Virginia and the City of Radford, Virginia. The Bank emphasizes consumer based installment loans, commercial loans to small and medium sized businesses and real estate loans.

Net loans consist of total loans less unearned income and the allowance for loan losses. Average net loans increased 82.07% to $17.7 million. This was the second consecutive year of significant loan growth. Average net loans were increased to $9.7 million during 1996, an increase of $6.1 million or 167.9% over 1995. The increase in average net loans outstanding during the past year is due to the efforts of the Bank's management, increases in loan demand and to the Bank's growing reputation in the community.

A significant portion of the loan portfolio, $9.0 million or 39.7%, is made up of loans secured by various types of real estate. Total loans secured by one to four family residential properties represented 36.2% of total loans at the end of 1997. During 1997, the Bank also experienced growth in loans for commercial and business purposes. These loans increased 93.6% during 1997 to a total of $8.4 million, or 37.0% of total loans outstanding compared to a total of $4.3 million or 33.6% at the end of 1995.

Management's Discussion and Analysis
________________________________________________________________________________

The amounts of loans outstanding by type at December 31, 1997 and 1996 are shown in the following table.

Loan Portfolio Summary (thousands)

                           December 31, 1997   December 31, 1996
                           __________________   __________________
                            Amount       %       Amount       %
                            ______       _       ______       _
Construction and
 development               $    635     2.79%   $    235     1.82%
Farmland                          -        -           -        -
1-4 family residential        8,232    36.21       4,676    36.21
Multifamily residential           -        -           -        -
Nonfarm, nonresidential         148      .66         102      .79
                           ________   ______    ________   ______
Total real estate             9,015    39.66       5,013    38.82

Agricultural                    100      .44           8      .05
Commercial and industrial     8,409    36.99       4,344    33.64
Credit cards                    186      .82         135     1.05
Other consumer                4,207    18.51       2,564    19.85
State and political
 subdivisions                   258     1.14         343     2.66
Other                           556     2.44         507     3.93
                           ________   ______    ________   ______
      Total                $ 22,731   100.00%   $ 12,914   100.00%
                           ________   ______    ________   ______

The maturity distribution of variable and fixed rate loans as of December 31, 1997 are set forth in the following table.

Maturity Schedule of Loans (thousands)

                                      December 31, 1997
                      _________________________________________________
                      Commercial
                      Financial                             Total
                          and       Real             __________________
                      Agriculture  Estate   Others    Amount       %
                      ___________  ______   ______    ______       _
Fixed rate loans:
 Three months or less  $    117  $     59  $    724  $    900     3.96%
 Over three months
  to twelve months          355       596       429     1,380     6.07
 Over one year to
  five years                931       297     2,873     4,101    18.04

 Over five years            674       332       312     1,318     5.80
    Total fixed rate   ________  ________  ________  ________   ______
     loans                2,077     1,284     4,338     7,699    33.87
                       ________  ________  ________  ________   ______
Variable rate loans:
 Three months or less     3,480       773       562     4,815    21.18
 Over three months to
  twelve months              24       788        54       866     3.81
 Over one year to five
  years                   2,928     6,092       253     9,273    40.79
 Over five years              -        78         -        78      .35
                       ________  ________  ________  ________   ______

     Total variable rate
      loans               6,432     7,731       869    15,032    66.13
                       ________  ________  ________  ________   ______
Total loans:
 Three months or less     3,597       832     1,286     5,715    25.14
 Over three months to
  twelve months             379     1,384       483     2,246     9.88
 Over one to five years   3,859     6,389     3,126    13,374    58.83
 Over five years            674       410       312     1,396     6.15
                       ________  ________  ________  ________   ______
     Total loans       $  8,509  $  9,015  $  5,207  $ 22,731   100.00%
                       ________  ________  ________  ________   ______

Management's Discussion and Analysis
________________________________________________________________________________

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases, to fund loans, to meet the Bank's interest rate sensitivity goals, and to generate income.

Securities are classified as securities held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization or premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in shareholders' equity. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The entire securities portfolio is classified as available for sale.

Management of the investment portfolio has always been conservative with virtually all investments taking the form of purchases of U.S. Treasury, U.S. Government agency and State and local bond issues. Management views the investment portfolio as a source of income, and purchases securities with that in mind. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, management may sell certain securities prior to their maturity.

The following table presents the investment portfolio at December 31, 1997 by major types of investments and maturity ranges. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity.

Investment Securities (thousands)

Available for sale
                                       December 31, 1997
                     _______________________________________________________
                       Amortized Cost Due
                     _______________________
                              After   After
                               One    Five
                     In One  Through Through  After   Equity
                      Yr.or    Five    Ten     Ten    Secur-          Fair
                       Less    Yrs.    Yrs.   Years   ities   Total   Value
                       ____    ____    ____   _____   _____   _____   _____
U.S. Treasury        $ 1,200 $   500 $     - $     - $     - $ 1,700 $ 1,707
U. S. Government
 agencies              5,614   1,955   2,142       -       -   9,711   9,680
State and political
 subdivisions              -     198       -       -       -     198     201
Equity securities          -       -       -       -     149     149     149
                     _______ _______ _______ _______ _______ _______ _______
     Total           $ 6,814 $ 2,653 $ 2,142 $     - $   149 $11,758 $11,737
                     _______ _______ _______ _______ _______ _______ _______

Weighted average yields:

U.S. Treasury           5.24%   6.34%      -%      -%           5.56%
U.S. Government
 agencies               5.72    6.24    6.27       -            5.95
State and political
 subdivisions              -    6.45       -       -            6.45
                        ____    ____    ____    ____            ____
Consolidated            5.64%   6.27%   6.27%      - %          5.90%
                        ____    ____    ____    ____            ____

The interest rate environment and the need of the Bank to improve liquidity in 1997 caused the average yield on the investment portfolio to decrease to 5.9% from 6.5% in 1996. At December 31, 1997, the market value of the investment portfolio was $11.7 million, representing depreciation of $21,000 below amortized cost. This compared to a market value of $11.3 million and an depreciation of $56,000 below amortized cost a year earlier.

Management's Discussion and Analysis
________________________________________________________________________________

Federal Funds Sold

Federal funds represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. Management has made an effort to maintain Federal funds at the lowest level possible consistent with prudent interest rate risk management strategies and liquidity needs.

Average Federal funds sold totaled $691,000 in 1997, down from $1.2 million in 1996. This change represents a 41.4% decrease from 1996. Average Federal funds sold were $56,000 during 1995. Average Federal funds sold were 2.0%, 5.1% and 8.4% of total average assets in 1997, 1996 and 1995, respectively.

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less time deposits in denominations of $100,000 or more) are the primary funding source.

The Bank's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment
portfolios.   Market  conditions  have  resulted  in   depositors
shopping for better deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitor's rates, and internal interest rate spreads to maintain the Bank's growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Bank.

Average total deposits for the year ended December 31, 1997 amounted to $31.1 million which was an increase of $11.3 million, or 56.9%, over 1996. Average core deposits totaled $25.3 million in 1997, an increase of $8.6 million, or 51.5.8%, over 1996. The percentage of the Bank's average deposits that are interest-bearing decreased to 90.6% from 92.5% in 1996. Average demand deposits which earn no interest increased $1.4 million to $2.9 million in 1997 as compared to 1996.

The average certificates of deposit issued in denominations of $100,000 or more increased to $5.7 million in 1997. This is an 84.2% increase over the 1996 amount of $3.1 million. Even though certificates of deposit issued in denominations of $100,000 or more have increased significantly, average large denomination certificates of deposit as a percentage of total average deposits have increased only slightly. Average certificates of deposit issued in denominations of $100,000 or more as a percentage of total average deposits were 18.5%, 15.6% and 19.8% for the years ended December 31, 1997, 1996 and 1995, respectively. Municipal deposits from local governments were $11.5 million and $9.0 million at December 31, 1997 and 1996, respectively. Management believes that the Bank is paying market rates for these deposits. Management's strategy has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Large denomination certificates of deposit and large municipal deposits are particularly sensitive to changes in interest rates. Management considers these deposits to be volatile and, in order to minimize liquidity and interest rate risks, invests these funds in short-term investments.

Management's Discussion and Analysis
________________________________________________________________________________

Average deposits for the three years ended December 31, 1997, 1996 and 1995 are summarized in the following table.

Deposit Mix (thousands)

                                  Years Ended December 31,
                         _______________________________________________
                                1997          1996            1995
                                ____          ____            ____
                         Average         Average         Average
                         Balance Percent Balance Percent Balance Percent
                         _______ _______ _______ _______ _______ _______
Interest-bearing deposits:
 Now accounts            $ 8,094  26.06% $ 5,304  26.79% $   917  11.43%
 Money market              1,805   5.81      982   4.96      687   8.56
 Savings                   1,696   5.46    1,294   6.54      253   3.15
 Small denomination
  certificates            10,817  34.83    7,642  38.60    3,417  42.59
 Large  denomination
  certificates             5,736  18.47    3,083  15.57    1,591  19.83
                         _______ ______  _______ ______  _______ ______
    Total interest
     bearing deposits     28,148  90.63   18,305  92.46    6,865  85.56

Noninterest bearing
 deposits:
  Demand deposits          2,909   9.37    1,492   7.54    1,158  14.44
                         _______ ______  _______ ______  _______ ______
   Total deposits        $31,057 100.00% $19,797 100.00% $ 8,023 100.00%
                         _______ ______  _______ ______  _______ ______

The following table provides maturity information relating to time deposits of $100,000 or more at December 31, 1997 and 1996.

Large Time Deposit Maturities, (thousands)

                                               1997        1996
                                               ____        ____
Remaining maturity of three months or less   $  1,839   $   1,392
Remaining maturity over three through
 twelve months                                  1,692       1,155
Remaining maturity over twelve months             911         532
                                             ________   _________
  Total time deposits of $100,000 or more    $  4,442   $   3,079
                                             ________   _________

Short-Term Debt

The Bank had no short-term debt or other borrowed funds at December 31, 1997, 1996, or 1995. The Bank borrowed using Federal funds purchased for the first time during 1997, in order to provide liquidity and reduce interest rate risk. The average balance of Federal funds purchased was $308,000 for 1997. The related interest expense on these borrowings was $17,000, for a cost of funds of 5.5%.

Capital Adequacy

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier I) capital (common stockholders' equity and qualifying preferred stockholders' equity, less intangible assets) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets and qualifying subordinated debt) to risk-weighted assets of 8.0%. See "Supervision and Regulation."

Management's Discussion and Analysis
________________________________________________________________________________

In addition, a minimum leverage ratio of average Tier I capital to average total assets for the previous quarter, ranging from 3% to 5%, is required by federal bank regulators subject to the
regulator's   evaluation  of  the  Bank's  overall   safety   and
soundness. As of December 31, 1997, the Bank had a ratio of year-end Tier I capital to average total assets for the fourth quarter of 1997 of 7.7%.

The Bank exceeds all required regulatory capital ratios and is considered well capitalized.

Shareholders' equity was $3.1 million at December 31, 1997, a 6.4% decrease from the 1996 year-end total of $3.3 million. The decrease was primarily a result of the net loss in 1997 which was partially off-set by an increase in the market value of securities that are classified as available for sale. Average shareholders' equity as a percentage of average total assets was 9.2% in 1997 and 13.7% in 1996.

At December 31, 1997 the Bank had a ratio of Tier I capital to risk-weighted assets of 12.33% and a ratio of total regulatory capital to risk-weighted assets of 13.46%, well above the regulatory minimum of 4.0% and 8.0%, respectively.

The Bank's analysis of capital for the quarters December 31, 1997 and 1996 is presented in the following table.

Risk-Based Capital, (thousands)

                                            1997       1996
                                            ____       ____
Tier I capital                           $   2,954  $   3,139
Qualifying allowance for loan losses<F1>       270        155
                                         _________  _________
     Total regulatory capital            $   3,224  $   3,294
                                         _________  _________

     Total risk-weighted assets          $  23,954  $  14,286
                                         _________  _________
Tier I as a percent of risk-weighted
  assets                                     12.33%     21.97%
Total Tier II capital as a percent of
 risk-weighted assets                        13.46%     23.06%
Leverage ratio<F2>                            7.73%     11.62%

__________________________

<F1> Limited to 1.25% of risk-weighted assets.
<F2> Period end Tier I capital to adjusted average assets per quarter.

Common Stock Outstanding

At December 31, 1996 the Company had 437,225 shares of common stock outstanding. Shareholders of record as of May 1, 1997 received a 25% stock dividend. At December 31, 1997 the Company had 546,399 shares of common stock outstanding. These shares are held by approximately 587 shareholders of record.

During 1997 the Company filed for, and received approval from the SEC for a secondary stock offering of common stock at a price of $9 per share. The stock sale began on December 10, 1997 and closed February 10, 1998 after the sale of 380,000 shares for net proceeds of approximately $3.2 million. Management intends to used the proceeds for general purposes and to finance future growth.

Management's Discussion and Analysis
________________________________________________________________________________

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

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, regulatory policies, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in the following table.
Allowance for Loan Losses (thousands)

                                                December 31,
                                          ______________________
                                           1997    1996    1995
                                           ____    ____    ____
Allowance for loan losses, beginning      $  155  $   81  $   30
Provision for loan losses, added             186     104      68
                                          ______  ______  ______
                                             341     185      98

Loans charged off                            (83)    (43)    (18)
Recoveries of loans previously charged off    12      13       1
                                          ______  ______  ______
     Net charge-offs                         (71)    (30)    (17)
                                          ______  ______  ______
     Allowance for loan losses, ending    $  270  $  155  $   81
                                          ______  ______  ______

The loan portfolio also included loans to various borrowers (watch loans) at period-end for which management had concerns about the ability of the borrowers to continue to comply with present loan repayment terms, and which could result in some or all of these loans being uncollectible. Management monitors these loans carefully and has provided for these loans in the allowance for loan losses.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made about future losses.
Management does, however, consider the allowance for loan losses to be adequate at December 31, 1997.

Management's Discussion and Analysis
________________________________________________________________________________

The allocation of the reserve for loan losses is shown in the following table.

Allocation of the Allowance for Loan Losses (thousands)

                                       December 31,
                         ________________________________________________
                              1997             1996            1995
                         ______________   ______________   ______________
Balance at end of
 period applicable to:   Amount Percent   Amount Percent   Amount Percent
                                  <F1>             <F1>            <F1>
                         ______ _______   ______ _______   ______ _______
Commercial, financial
 and agricultural        $  80   37.43%   $  85   33.73%   $  26   24.71%
Real estate, construction    -    2.79        -    1.82        -       -
Real estate, mortgage      103   36.87       23   36.31       16   44.41
Installment loans to
 individuals, other         87   22.91       47   28.14       39   30.88
                         _____  ______    _____  ______    _____  ______
   Total                 $ 270  100.00%   $ 155  100.00%   $  81  100.00%
                         _____  ______    _____  ______    _____  ______

_____________________
<F1>  Percent of loans in each category to total loans.

Nonperforming Assets at December 31, 1997 and 1996 are analyzed in the table below.

Nonperforming Assets (thousands)

                                         December 31,
                                        ______________
                                         1997    1996
                                         ____    ____
Nonaccrual loans                        $    -  $   17
Restructured loans                           -       -
Foreclosed and in-substance
 foreclosed properties                      36       -
                                        ______  ______
                                        $   36  $   17
                                        ______  ______

Nonperforming assets were .2% and .1% of gross loans outstanding at year-end 1997 and 1996, respectively. In addition to the nonperforming assets, loans which were past due 90 days or more amounted to $52,000 at December 31, 1996. There were no loans past due 90 days or more at December 31, 1997. Net loan charge-offs as a percentage of average loans were .4%, .3%, and .5% in 1997, 1996 and 1995, respectively. The allowance for loan losses was $270,000, $155,000 and $81,000 and December 31, 1997, 1996
and 1995, respectively. This is 1.2% of total gross loans outstanding for all three years.

Liquidity and Sensitivity

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash in order to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest against liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, Federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that

Management's Discussion and Analysis
________________________________________________________________________________

will afford  protection from erosion of net interest margin, to the
extent  practical,  from changes in interest  rates.   The  table
below shows the sensitivity of the Bank's balance sheet at the dates indicated, but is not necessarily indicative of the position on other dates.

Interest Rate Sensitivity

                                           December 31, 1997
                                         Maturities/Repricing
                          ________________________________________________
                             1-3       4-12    13-60    Over 60
                            Months    Months   Months    Months     Total
                            ______    ______   ______    ______     _____
Earning assets:
 Loans                    $  6,097  $  3,538  $ 12,545  $    551  $ 22,731
 Investments                 1,689     5,118     2,655     2,275    11,737
 Federal Funds Sold          1,021         -         -         -     1,021
                          ________  ________  ________  ________  ________
  Total                      8,807     8,656    15,200     2,826    35,489
                          ________  ________  ________  ________  ________

Interest-bearing liabilities:
 Now accounts               11,192         -         -         -    11,192
 Money market                2,356         -         -         -     2,356
 Savings                     1,414         -         -         -     1,414
 Certificates of deposit     4,063     8,201     5,786         -    18,050
                          ________  ________  ________  ________  ________
     Total                  19,025     8,201     5,786         -    33,012
                          ________  ________  ________  ________  ________
Interest rate gap         $(10,218) $    455  $  9,414  $  2,826  $  2,477
                          ________  ________  ________  ________  ________
Cumulative interest
 sensitivity gap          $(10,218) $ (9,763) $   (349) $  2,477
Ratio of sensitivity gap
 to total earnings assets   (28.79)%    1.28%   (26.53)%    7.96%     6.98%
Cumulative ratio of
 sensitivity gap to total
 earnings assets            (28.79)%  (27.51)%    (.98)%    6.98%


At December 31, 1997, the Company was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates). NOW and money market accounts repricing within three months were $13.5 million, which historically have not been as interest-sensitive as other types of interest-bearing deposits. Removing the impact of NOW and money market accounts, the Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

Certificates of deposit in denominations of $100,000 or more and large municipal deposits are especially susceptible to interest rate changes. These deposits are matched with short-term investments. Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Management's Discussion and Analysis
________________________________________________________________________________

Effects of Inflation

Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors the Bank's interest rate sensitivity in order to minimize the effects of inflationary trends on the Bank's operations. Other areas of non-interest expenses may be more directly affected by inflation.

Financial Ratios

The   following   table  summarizes  ratios  considered   to   be
significant indicators of the Bank's operating results and financial condition for the periods indicated.

Key Financial Ratios

                                             Years Ended December 31,
                                             ________________________
                                               1997    1996    1995
                                               ____    ____    ____

Return on average assets                      (.71%)  (.81%)  (2.87%)
Return on  average equity                    (7.75%) (5.89%)  (9.44%)
Average   equity  to  average  assets         9.20%  13.71%   30.39%


________________________________________________________________________________

Board of Directors and Officers
________________________________________________________________________________


                       Board of Directors
                       __________________

Wayne L. Carpenter    CNB Holdings, Inc. & Community National Bank

Sybil S. Atkinson                         Mediaid of America, Inc.

Jack W. Bowling                         H.T. Bowling, Incorporated

Jackson M. Bruce       Gilmer, Sadler, Ingram, Sutherland & Hutton

Randolph V. Chrisley                 Pulaski Furniture Corporation

Hiawatha Nicely, Jr.  CNB Holdings, Inc. & Community National Bank

A. Carole Pratt                               Pratt & Mansell, DDS

David W. Ratcliff, Jr.                   Alliant TechSystems, Inc.

Nathaniel R. Tuck                Tuck Clinic of Chiropractic, P.C.

James L. Webb, Jr.           Old Dominion Insurance Services, Inc.

J. David Wine                  Advanced Health-Care Services, Inc.


                            Officers
                            ________

Wayne L. Carpenter                               President & CEO

Hiawatha Nicely, Jr.                     Chief Operating Officer

Clinton C. Ison                             Vice President-Loans

Deborah Boyd                                        Loan Officer

Madonna L. Gwinn                                         Cashier

Michael D. Ware                                     Loan Officer

________________________________________________________________________________

Stockholder Information

________________________________________________________________________________


Annual Meeting
______________

The annual meeting of stockholders will be held at 10:00 a.m. on April 9, 1998 in Room 206 of Edwards Hall at New River Community
College, Dublin, Virginia.

Requests for Information
________________________

Requests for information should be directed to Wayne L. Carpenter, President & CEO, at Community National Bank, Post Office Box 1060, Pulaski, Virginia, 24301; Telephone (540) 994-0831. A copy of the Company's Form 10-KSB for 1997 will be furnished, without charge, after March 31, 1998 upon written request.


Common Stock Market Information        Stock Transfer Agent
_______________________________        ____________________

Scott & Stringfellow                   First Citizens Bank & Trust
Post Office Box 198                    Post Office Box 29522
Blacksburg, Virginia 24063             Raleigh, North Carolina 27626


Independent Auditors                   Legal Counsel
____________________                   _____________

Larrowe, Cardwell & Company, LC        Mays & Valentine
  Certified Public Accountants         NationsBank Center
Post Office Box 2108                   Post Office Box 1122
Pulaski, Virginia  24301               Richmond, Virginia 23208-1122