Form 10QSB
period 1998-03-31
CNB HOLDINGS INC
filed 1998-05-14
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998.
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 6, 1997

     Transitional Small Business Disclosure Format (check one):Yes   No X

                       Page 1 of 10.   There are no Exhibits
                              CNB Holdings, Inc.
                                 Form 10-QSB

                                   INDEX
________________________________________________________________________________


PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated  Balance Sheets as of March 31, 1998 and
 December 31, 1997...........................................................3

Consolidated Statements of Operations for the Three Months
 Ended March 31, 1998 and 1997...............................................4

Consolidated Statements of Stockholders' Equity for the
 Three Months Ended March 31, 1998 and the Year
  Ended December 31, 1997....................................................5

Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 1998 and 1997.....................................................6

Notes to Consolidated Financial Statements...................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 9

Item 2.   Changes in Securities............................................. 9

Item 3.   Defaults Upon Senior Securities................................... 9

Item 4.   Submission of Matters to a Vote of Security Holders............... 9

Item 5.   Other Information................................................. 9

Item 6.   Exhibits and Reports on Form 8-K.................................. 9

SIGNATURES..................................................................10

       All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.








CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 1998 and December 31, 1997
________________________________________________________________________________

                                              MARCH 31,        DECEMBER 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)
ASSETS
  Cash and due from banks                   $   1,679,392      $   2,290,840
  Federal funds sold                            4,981,000          1,021,000
  Investment securities available for sale     12,293,902         11,736,737
  Loans, net of allowance for loan losses
  of $282,000 in 1998 and $270,000 in 1997     23,639,380         22,395,227
  Properties and equipment, net                 1,861,628          1,853,855
  Accrued income                                  255,329            241,318
  Other assets                                    151,389            244,089
                                             ____________       ____________
         Total assets                       $  44,862,020      $  39,783,066
                                             ____________       ____________
LIABILITIES
  Demand deposits                           $   3,306,032      $   3,581,386
  Interest-bearing demand deposits             10,762,268         11,192,361
  Savings deposits                              5,601,331          3,770,237
  Large denomination time deposits              4,447,060          4,442,410
  Other time deposits                          14,405,552         13,607,494
                                              ___________        ___________
         Total deposits                        38,522,243         36,593,888
  Accrued interest payable                         68,983             55,448
  Other liabilities                                18,146             23,111
                                              ___________        ___________
         Total liabilities                     38,609,372         36,672,447
                                              ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                        -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 and 546,399 shares
    outstanding in 1998 and 1997, respectively  4,631,995          2,731,995
  Surplus                                       2,834,788          1,609,748
  Retained deficit                             (1,201,793)        (1,209,973)
  Unrealized depreciation on investment
    securities available for sale                 (12,342)           (21,151)
                                              ___________        ___________
       Total stockholders' equity               6,252,648          3,110,619           ___________
       Total liabilities and stockholders'
       equity                                $ 44,862,020       $ 39,783,066
                                             ____________       ____________





See Notes to Consolidated Financial Statements                             3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended March 31, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                        THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                        _____________
                                                         (Unaudited)

                                                  1998              1997
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $  529,077         $  308,087
    Interest on securities available for sale    179,566            172,729
    Federal funds sold                            30,904              3,676
                                               _________          _________
         Total interest income                   739,547            484,492
                                               _________          _________
INTEREST EXPENSE:
    Deposits                                     402,370            260,093
    Federal funds purchased                          130              2,627
                                               _________          _________
         Total interest expense                  402,500            262,720
                                               _________          _________
         Net interest income                     337,047            221,772

PROVISION FOR CREDIT LOSSES                       20,019             18,613
                                               _________          _________
         Net interest income after provision
          for credit losses                      317,028            203,159

OTHER INCOME:
    Rent income                                    3,397                  -
    Service charges on deposit accounts           38,199             20,623
    Other income                                  14,698              9,902
                                               _________          _________
         Total other income                       56,294             30,525

OTHER EXPENSE:
    Salaries and employee benefits               167,156            138,816
    Occupancy expense                             26,992             16,345
    Equipment expense                             38,825             18,853
    Other expense                                132,169            111,261
                                               _________          _________
         Total other expense                     365,142            285,275
                                               _________          _________
         Net income (loss)                    $    8,180         $  (51,591)
                                               _________          _________
NET LOSS PER SHARE                            $     (.01)        $     (.12)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              790,309            437,225
                                               _________          _________


See Notes to Consolidated Financial Statements                            4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1997 and the three months ended March  31,1998
________________________________________________________________________________

                                                         ACCUMULATED   TOTAL
                                              RETAINED      OTHER      STOCK-
                    COMMON STOCK              EARNINGS  COMPREHENSIVE HOLDERS
                   SHARES  AMOUNT   SURPLUS  (DEFICIT)  INCOME (LOSS)  EQUITY
                   ______  ______   _______  _________  _____________  ________
December 31,
  1996         437,225 $2,186,125 $2,156,782 $  (962,723) $ (56,663) $3,323,521
Comprehensive
 income
Net loss             -          -          -    (247,250)         -    (247,250)
Net change in depreciation
 on investment securities
 available for sale  -          -          -           -     35,512      35,512
                                                                      _________
Total comprehensive
 income                                                                 211,738

Stock dividend 109,306    546,530   (546,530)          -          -           -
Reduction of
 fractional
  shares          (132)      (660)      (504)          -          -      (1,164)
               _______  _________  _________  __________   ________   _________
December 31,
  1997         546,399 $2,731,995 $1,609,748 $(1,209,973) $ (21,151) $3,110,619

Comprehensive
 income
Net income           -          -          -       8,180          -       8,180
Net change in depreciation
 on investment securities
 available for sale  -          -          -           -      8,809       8,809
                                                                      _________
Total comprehensive
 income                                                                  16,989

Common stock
 sold          380,000  1,900,000  1,520,000           -          -   3,420,000
Stock issuance
 costs               -          -   (294,960)          -          -    (294,960)
               _______  _________  _________  __________   ________   _________
BALANCE
 MARCH 31,
 1998          926,399 $4,631,995 $2,834,788 $(1,201,793) $ (12,342) $6,252,648
               _______  _________  _________   _________   ________   _________







See Notes to Consolidated Financial Statements                              5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended March 31, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                       THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                        (Unaudited)
                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $      8,180       $    (51,591)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              34,689             26,111
       Provision for credit losses                20,019             18,613
       Net realized gain on sale of securities         -                  -
       Accretion of discount on securities, net   (1,060)            (2,755)
       Changes in assets and liabilities:
        Accrued interest receivable              (14,011)             6,617
        Other assets                             (21,876)           (23,937)
        Accrued interest payable                  13,535              8,747
        Other liabilities                         (4,965)             8,576
                                             ___________        ___________
   Net cash provided by operating activities      34,511             (9,619)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold          (3,960,000)           402,000
  Purchases of securities available for sale  (4,489,584)                 -
  Maturities of securities available for sale  3,942,288            269,588
  Sales of securities available for sale               -                  -
  Net increase in loans                       (1,264,172)        (1,603,906)
  Purchases of properties and equipment          (38,600)           (39,470)
                                             ___________        ___________
   Net cash used in investing activities      (5,810,068)          (971,788)
                                             ___________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW,
   and savings deposits                        1,118,647           (791,815)
  Net increase in time deposits                  809,708          1,307,108
  Sale of common stock                         3,235,754          1,172,000
                                             ___________         __________
   Net cash provided by financing activities   5,164,109          1,687,293
                                             ___________         __________
   Net decrease in cash and cash equivalents    (611,448)           705,886

CASH AND CASH EQUIVALENTS, BEGINNING           2,290,840          1,188,999
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING           $  1,679,392       $  1,894,885
                                             ___________        ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    388,965       $    253,973
                                             ___________        ___________
     Income taxes paid                      $        ---       $        ---
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            6
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION:

      The consolidated financial statements as of March 31, 1998 and for the periods ended March 31, 1998 and 1997 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated fi-nancial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated fi-nancial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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


NOTE 3.  SALE OF COMMON STOCK

        After receiving approval in 1997 from the Securities and Exchange Commission to sell an additional 380,000 shares of common stock, the
Company began offering this stock for sale in December, 1997. The entire issue was fully subscribed by the offering cut-off date in February, 1998. Net proceeds from this offering of approximately $3.2 million will be used for general purposes and to fund future growth.
                                                                           7
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net income of $8,180 (or $.01 per share, based on 790,309 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 1998, compared with a loss of $51,591
(or $.12 per share, based on 437,225 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1997.

      At March 31, 1998, the Company had total assets of approximately $44.9 million compared to $39.8 million at December 31, 1997. Total assets had a positive increase of $5.1 million, or 12.8% since year end 1997. At March 31, 1998, assets were comprised principally of loans and investment securities. Loans increased $1.2 million, or 6%, to $23.6 million at March 31, 1998, as the Bank experienced loan growth in almost all categories. Investment securities increased $4.5 million, or 35.4%, as proceeds from the stock sale and increased deposit funds were received. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

      The Company's liabilities at March 31, 1998 were $38.6 million compared to $24.1 million at December 31, 1997. These liabilities consisted almost entirely of deposits for both periods. Interest-bearing demand deposits decreased by $430,000, or 3.8% to $10.8 million, and time deposits increased $803,000, or 4.5%, to $18.9 million. At March 31, 1998, $3.3 million, or
8.6%, of total deposits were noninterest-bearing compared to $3.6 million, or 9.8%, at December 31, 1997. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At March 31, 1998 and December 31, 1997, the Company had stockholders' equity of approximately $6.3 million and $3.1 million, respectively. Stock-holders' equity was affected by the Company's first three months of 1998 net income of $8,180, stock sale proceeds of $3.2 million, and an $8,800 decrease in the unrealized depreciation on investment securities available for sale. The Company believes the decrease is attributable to the uncertainty in the current interest rate environment.

      Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to gernerate profits on an operating basis, but there can be no assurance that this will be the case. The Bank has applied to become a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At March 31, 1998, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.









                                                                            8
                                    PART II
                              OTHER INFORMATION

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

         (b)   Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 09, 1998, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

              Name                          Votes for          Votes witheld
              _________________              _______           _____________

              Sybil S. Atkinson              703,482                750
              Randolph V. Christley          703,482                750
              James L. Webb, Jr.             703,482                750
              J. David Wine                  703,482                750

Jack W. Bowling, Jackson M. Bruce, Wayne L. Carpenter, Hiawatha Nicely,Jr.,
A. Carole Pratt, David W. Ratcliff, Jr., and Nathaniel R. Tuck, continue to service as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on 8-K

              None.




                                                                            9
                                      SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CNB HOLDINGS, INC.

Date:  May 14, 1998                       By:  s/Hiawatha Nicely, Jr.


                                          __________________________________
                                          Hiawatha Nicely, Jr.
                                          President, Chief Executive Officer
                                          and Principal Financial Officer











































                                                                           10