Form 10QSB
period 1998-06-30
CNB HOLDINGS INC
filed 1998-08-13
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of June 30, 1998.

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


Consolidated Balance Sheets as of June 30, 1998 and
 December 31,1997............................................................3

Consolidated Statements of Operations for the Six Months
 Ended June 30, 1998 and 1997................................................4

Consolidated Statements of Operations for the Three Months
 Ended June 30, 1998 and 1997................................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended June 30, 1998 and December 31, 1997...........................6

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 1998 and 1997................................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended June 30, 1998 and 1997................................................8

Notes to Consolidated Financial Statements...................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11

Item 2.  Changes in Securities..............................................11

Item 3.  Defaults Upon Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of Security Holders................11

Item 5.  Other Information..................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................11

SIGNATURES..................................................................12



     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.
                                                                          2
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 1998 and December 31, 1997
________________________________________________________________________________

                                              June 30,         December 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  3,554,829       $  2,290,840
 Federal funds sold                            3,148,000          1,021,000
 Investment securities available for sale     12,944,283         11,736,737
 Loans, net of allowance for loan losses
  of $305,000 in 1998 and $270,000 in 1997    25,284,508         22,395,227
 Property and equipment, net                   1,962,276          1,853,855
 Accrued income                                  277,165            241,318
 Other assets                                    165,672            244,089
                                             ___________        ___________
         Total assets                         47,336,733         39,783,066
                                             ___________        ___________
Liabilities
 Demand deposits                               3,521,023          3,581,386
 Interest-bearing demand deposits             11,487,695         11,192,361
 Savings deposits                              6,266,710          3,770,237
 Large denomination time deposits              4,611,156          4,442,410
 Other time deposits                          15,085,048         13,607,494
                                             ___________        ___________
         Total deposits                       40,971,632         36,593,888
 Accrued interest payable                         79,370             55,448
 Other liabilities                                26,745             23,111
                                             ___________        ___________
         Total liabilities                    41,077,747         36,672,447
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding in 1998
    and 546,399 shares outstanding in 1997     4,631,995          2,731,995
  Surplus                                      2,819,060          1,609,748
  Retained deficit                            (1,180,228)        (1,209,973)
  Unrealized appreciation (depreciation) on
    investment securities available for sale     (11,841)           (21,151)
                                             ___________        ___________
       Total stockholders' equity              6,258,986          3,110,619
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 47,336,733       $ 39,783,066
                                             ___________        ___________




See Notes to Consolidated Financial Statements                            3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the six months ended June 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                         Six Months
                                                           Ended
                                                          June 30,
                                                        _____________
                                                  1998              1997
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $1,090,367         $  691,527
    Interest on securities available for sale    354,130            357,277
    Federal funds sold                            91,224             14,695
                                               _________          _________
         Total interest income                 1,535,721          1,063,499

INTEREST EXPENSE:
    Deposits                                     824,391            580,224
    Federal funds purchased                          130             10,184
                                               _________          _________
         Total interest expense                  824,521            590,408
                                               _________          _________
         Net interest income                     711,200            473,091

PROVISION FOR CREDIT LOSSES                       46,877             80,636
                                               _________          _________
         Net interest income after provision
          for credit losses                      664,323            392,455
                                               _________          _________
OTHER INCOME:
    Service charges on deposit accounts           81,508             49,705
    Securities gains (losses)                          -             (1,249)
    Other income                                  35,702             18,714
    Rent income                                    5,544                  -
                                               _________          _________
         Total other income                      122,754             67,170

OTHER EXPENSE:
    Salaries and employee benefits               345,325            279,458
    Occupancy expense                             57,998             33,407
    Equipment expense                             68,639             40,232
    Other expense                                285,370            257,679
                                               _________          _________
         Total other expense                     757,332            610,776
                                               _________          _________
         Net loss                             $   29,745         $ (151,151)
                                               _________          _________
NET INCOME (LOSS) PER SHARE                   $      .03         $     (.28)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              926,399            546,497
                                               _________          _________


See Notes to Consolidated Financial Statements                            4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended June 30, 1998 and 1997 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                       Ended
                                                      June 30,
                                                    ____________
                                                 1998           1997
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    561,290         $  383,440
    Interest on securities
      available for sale                         174,564            184,548
    Federal funds sold                            60,320             11,019
                                             ___________         __________
         Total interest income                   796,174            579,007

INTEREST EXPENSE:
    Deposits                                     422,021            320,131
    Federal funds purchased                            -              7,557
                                             ___________         __________
         Total interest expense                  422,021            327,688
                                             ___________         __________
         Net interest income                     374,153            251,319

PROVISION FOR CREDIT LOSSES                       26,858             62,023
                                             ___________        ___________
         Net interest income after
          provision for credit losses            347,295            189,296
                                             ___________        ___________

OTHER INCOME:
     Service charges on deposit accounts          43,309             29,082
     Securities gains (losses)                         -             (1,249)
     Other income                                 21,004              8,812
     Rent income                                   2,147                  -
                                             ___________        ___________
          Total other income                      66,460             36,645

OTHER EXPENSE:
     Salaries and employee benefits              178,169            140,642
     Occupancy expense                            31,006             17,062
     Equipment expense                            29,814             21,379
     Other expense                               153,201            146,418
                                             ___________        ___________
          Total other expense                    392,190            325,501
                                             ___________        ___________
          Net income (loss)                  $    21,565        $   (99,560)
                                             ___________        ___________

NET INCOME (LOSS) PER SHARE                  $       .02        $      (.18)
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              926,399            546,483
                                             ___________        ___________

See Notes to Consolidated Financial Statements                            5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1997 and the six months ended June 30,1998
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                               RETAINED  APPRECIATION  STOCK-
                   COMMON STOCK                EARNINGS (DEPRECIATION) HOLDERS
                 SHARES    AMOUNT    SURPLUS   (DEFICIT)  SECURITIES   EQUITY
                 ______  _________  ________   __________ __________  ________
December 31,
 1996           437,225 $2,186,125 $2,156,782 $  (962,723) $(56,663)$3,323,521
Comprehensive income
Net loss              -          -          -    (247,250)        -   (247,250)
Net change in
 unrealized
 depreciation
 on investment
 securities
 available
 for sale             -          -          -           -    35,512     35,512
                                                                     _________
Total comprehensive
 income                                                               (211,738)
 Stock dividend 109,306    546,530   (546,530)          -         -          -
 Reduction of
  fractional
  shares           (132)      (660)      (504)          -         -     (1,164)
                _______  _________  _________   _________   _______  _________
December 31,
 1997           546,399  2,731,995  1,609,748  (1,209,973)  (21,151) 3,110,619
Comprehensive income
Net income            -          -          -      29,745         -     29,745
Net change in
 unrealized
 depreciation
 on investment
 securities
 available
 for sale             -          -          -           -     9,310      9,310
                                                                     _________
Total comprehensive
 income                                                                 39,055
Common stock
 sold           380,000  1,900,000  1,520,000           -         -  3,420,000
Stock issuance
 costs                -          -   (310,688)          -         -   (310,688)
                _______  _________  _________  __________   _______  _________
June 30, 1998   926,399 $4,631,995 $2,819,060 $(1,180,228) $(11,841)$6,258,986
                _______  _________  _________  __________   _______  _________





See Notes to Consolidated Financial Statements                            6
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended June 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                        Six Months
                                                          Ended
                                                         June 30,
                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $     29,745       $   (151,151)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              55,642             52,222
       Provision for credit losses                46,877             80,636
       Net (gain) loss on sale of securities           -              1,249
       Accretion of discount on securities, net   (3,997)           (14,743)
       Changes in assets and liabilities:
        Accrued interest receivable              (35,847)            (5,867)
        Other assets                             (48,025)             2,287
        Accrued interest payable                  23,922             33,695
        Other liabilities                          3,634             40,906
                                             ___________        ___________
   Net cash used by operating activities          71,951             39,234
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal
   funds sold                                 (2,127,000)        (1,056,000)
  Purchases of securities available for sale  (7,736,527)        (4,534,878)
  Maturities of securities available for sale  6,542,288          1,111,044
  Sales of securities available for sale               -            362,457
  Net increase in loans                       (2,936,158)        (5,000,009)
  Purchases of properties and equipment         (164,063)          (179,149)
                                             ___________        ___________
   Net cash used in investing activities      (6,421,460)        (9,296,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of common stock                           -             (1,164)
  Net increase in demand, NOW,
   and savings deposits                        2,731,444          3,360,242
  Net increase in time deposits                1,646,300          7,220,978
  Sale of common stock                         3,235,754                  -
                                             ___________        ___________
  Net cash provided by financing activities    7,613,498         10,580,056
                                             ___________        ___________
  Net increase in cash and cash equivalents    1,263,989          1,322,755

CASH AND CASH EQUIVALENTS, BEGINNING           2,290,840          1,188,999
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING           $  3,554,829       $  2,511,754
                                             ___________        ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $     800,599       $    556,713
                                             ___________         __________
     Income taxes paid                     $           -       $          -
                                             ___________         __________

See Notes to Consolidated Financial Statements                            7
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended June 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                        Three Months
                                                           Ended
                                                          June 30,
                                                  1998               1997
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                       $     21,565       $     (99,560)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             20,953              26,111
       Provision for credit losses                26,858              62,023
       Net gains on sale of securities                 -               1,249
       Accretion of discount on securities,net    (2,937)            (11,988)
       Changes in assets and liabilities:
       Accrued interest receivable               (21,836)            (12,484)
       Other assets                              (26,149)             26,224
       Accrued interest payable                   10,387              24,948
       Other liabilities                           8,599              32,330
                                            ____________        ____________
     Net cash used by operating activities  $     37,440       $      48,853
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in federal
  funds sold                                   1,833,000          (1,458,000)
 Purchases of securities available for sale   (3,246,943)         (4,534,878)
 Maturities of securities available for sale   2,600,000             841,456
 Sales of securities available for sale                -             362,457
 Net increase in loans                        (1,671,986)         (3,396,103)
 Purchases of properties and equipment          (125,463)           (139,679)
                                            ____________        ____________
      Net cash used in investing activities     (611,392)         (8,324,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of common stock                            -              (1,164)
 Net decrease in federal funds purchased               -          (1,172,000)
 Net increase in demand, NOW,
  and savings deposits                         1,612,797           4,152,057
 Net increase in time deposits                   836,592           5,913,870
                                            ____________        ____________
 Net cash provided by financing activities     2,449,389           8,892,763
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                  1,875,437             616,869
CASH AND CASH EQUIVALENTS, BEGINNING           1,679,392           1,894,885
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING          $   3,554,829       $   2,511,754
                                            ____________        ____________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    411,634       $     302,740
                                            ____________        ____________
     Income taxes paid                      $          -       $           -
                                            ____________        ____________

See Notes to Consolidated Financial Statements                            8
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. On August 29, 1994, the Company's wholly owned subsidiary, Community National Bank (the Bank), was chartered as an FDIC insured National Banking Association under the laws of the United States and the Bank opened for business in Pulaski, Virginia. As an FDIC insured subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

BASIS OF PRESENTATION:

      The consolidated financial statements as of June 30, 1998 and for the periods ended June 30, 1998 and 1997 included herein, have been prepared by CNB Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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



                                                                           9
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net income of $29,745 (or $.03 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1998, compared with a loss of $99,560
(or $.18 per share, based on 546,483 weighted average shares of Common Stock outstanding during the period) for the quarter ended June 30, 1997.

      At June 30, 1998, the Company had total assets of approximately $47.3 million compared to $39.8 million at December 31, 1997. Total assets had a positive increase of $7.5 million, or 18.8% since year end 1997. At June 30, 1998, assets were comprised principally of loans and investment securities. Loans increased $2.9 million, or 13%, to $25.3 million at June 30, 1998, as the Bank experienced loan growth in almost all categories. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

      The Company's liabilities at June 30, 1998 were $41.1 million compared to $36.7 million at December 31, 1997. These liabilities consisted almost entirely of deposits for both periods. Interest-bearing demand deposits increased by $295,000, or 2.6% to $11.5 million, and time deposits increased $1.6 million, or 9.1%, to $19.7 million. At June 30, 1998, $3.5 million, or 8.6%, of total deposits were noninterest-bearing compared to $3.6 million, or 9.8%, at December 31, 1997. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At June 30, 1998 and December 31, 1997, the Company had stockholders' equity of approximately $6.3 million and $3.1 million, respectively. Stock-holders' equity was affected by the Company's first six months of 1998 net income of $29,745, stock sale proceeds of $3.2 million, and an $9,300 decrease in the unrealized depreciation on investment securities available for sale. The Company believes the decrease is attributable to the uncertainty in the current interest rate environment.

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

At June 30, 1998, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.











                                                                          10
                                   PART II
                             OTHER INFORMATION

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

     (a)   Exhibits

           None.

     (b)   Reports on 8-K

           None.
























                                                                         11
                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   August 12, 1998                By:  Hiawatha Nicely, Jr.
                                            Signature
                                            President & Chief Executive Officer















































                                                                        12