Form 10QSB
period 1998-09-30
CNB HOLDINGS INC
filed 1998-11-13
CIK 912566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
 (Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998
                              or
_____Transition Report under Section 13 or 15 (d) of the Securities Exchange
     Act of 1934
     For the transition period from__________________ to __________________.
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

     926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of September 30, 1998.

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


Consolidated Balance Sheets as of September 30, 1998 and
 December 31,1997............................................................3

Consolidated Statements of Operations for the Nine Months
 Ended September 30, 1998 and 1997...........................................4

Consolidated Statements of Operations for the Three Months
 Ended September 30, 1998 and 1997...........................................5

Consolidated Statements of Stockholders' Equity for the
 Periods Ended September 30, 1998 and December 31, 1997......................6

Consolidated Statements of Cash Flows for the Nine Months
 Ended September 30, 1998 and 1997...........................................7

Consolidated Statements of Cash Flows for the Three Months
 Ended September 30, 1998 and 1997...........................................8

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

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

SIGNATURES..................................................................12



     All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.
                                                                            2
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
________________________________________________________________________________

                                            September 30,      December 31,
                                                1998               1997
                                            ____________       ____________
                                             (Unaudited)
ASSETS
 Cash and due from banks                    $  1,978,242       $  2,290,840
 Federal funds sold                            4,006,000          1,021,000
 Investment securities available for sale     16,325,036         11,736,737
 Loans, net of allowance for loan losses
  of $316,000 in 1998 and $248,000 in 1997    27,116,762         22,395,227
 Property and equipment, net                   1,975,435          1,853,855
 Accrued income                                  287,047            241,318
 Other assets                                    173,074            244,089
                                             ___________        ___________
         Total assets                         51,861,596         39,783,066
                                             ___________        ___________
Liabilities
 Demand deposits                               2,819,500          3,581,386
 Interest-bearing demand deposits             14,979,497         11,192,361
 Savings deposits                              6,735,811          3,770,237
 Large denomination time deposits              4,747,276          4,442,410
 Other time deposits                          15,958,901         13,607,494
                                             ___________        ___________
         Total deposits                       45,240,985         36,593,888
 Accrued interest payable                         98,663             55,448
 Loans payable                                   135,000                  -
 Other liabilities                                67,776             23,111
                                             ___________        ___________
         Total liabilities                    45,542,424         36,672,447
                                             ___________        ___________
  Commitments and contingencies

STOCKHOLDERS'EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                       -                  -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding in 1998
    and 546,399 shares outstanding in 1997     4,631,995          2,731,995
  Surplus                                      2,818,930          1,609,748
  Retained deficit                            (1,173,703)        (1,209,973)
  Unrealized appreciation (depreciation) on
    investment securities available for sale      41,950            (21,151)
                                             ___________        ___________
       Total stockholders' equity              6,319,172          3,110,619
                                             ___________        ___________
       Total liabilities and stockholders'
       equity                               $ 51,861,596       $ 39,783,066
                                             ___________        ___________



See Notes to Consolidated Financial Statements                              3
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Nine Months ended September 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                         Nine Months
                                                            Ended
                                                        September 30,
                                                        _____________
                                                  1998              1997
                                                  ____              ____
INTEREST INCOME:
    Loans and fees on loans                   $1,690,417         $1,160,466
    Interest on securities available for sale    582,316            572,554
    Federal funds sold                           160,018             30,072
                                               _________          _________
         Total interest income                 2,432,751          1,763,092

INTEREST EXPENSE:
    Deposits                                   1,321,953            976,274
    Federal funds purchased                          130             13,661
                                               _________          _________
         Total interest expense                1,322,083            989,935
                                               _________          _________
         Net interest income                   1,110,668            773,157

PROVISION FOR CREDIT LOSSES                       94,011            125,693
                                               _________          _________
         Net interest income after provision
          for credit losses                    1,016,657            647,464
                                               _________          _________
OTHER INCOME:
    Service charges on deposit accounts          122,420             79,595
    Securities gains (losses)                          -              1,166
    Other income                                  52,146             27,606
    Rent income                                   10,191                  -
                                               _________          _________
         Total other income                      184,757            108,367

OTHER EXPENSE:
    Salaries and employee benefits               557,949            420,741
    Occupancy expense                             89,771             54,059
    Equipment expense                             99,627             58,222
    Other expense                                417,797            392,460
                                               _________          _________
         Total other expense                   1,165,144            925,482
                                               _________          _________
         Net income (loss)                    $   36,270         $ (169,651)
                                               _________          _________
NET INCOME (LOSS) PER SHARE                   $      .04         $     (.31)
                                               _________          _________
WEIGHTED AVERAGE SHARES OUTSTANDING              926,399            546,464
                                               _________          _________


See Notes to Consolidated Financial Statements                              4
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended September 30, 1998 and 1997 (unaudited)
________________________________________________________________________________

                                                    Three Months
                                                        Ended
                                                    September 30,
                                                    ____________
                                                 1998           1997
                                                 ____           ____
INTEREST INCOME:
    Loans and fees on loans                 $    600,050         $  468,939
    Interest on securities
      available for sale                         228,186            215,277
    Federal funds sold                            68,794             15,377
                                             ___________         __________
         Total interest income                   897,030            699,593

INTEREST EXPENSE:
    Deposits                                     497,562            396,050
    Federal funds purchased                            -              3,477
                                             ___________         __________
         Total interest expense                  497,562            399,527
                                             ___________         __________
         Net interest income                     399,468            300,066

PROVISION FOR CREDIT LOSSES                       47,134             45,057
                                             ___________        ___________
         Net interest income after
          provision for credit losses            352,334            255,009
                                             ___________        ___________

OTHER INCOME:
     Service charges on deposit accounts          40,912             29,890
     Securities gains (losses)                         -              2,415
     Other income                                 16,444              8,892
     Rent income                                   4,647                  -
                                             ___________        ___________
          Total other income                      62,003             41,197

OTHER EXPENSE:
     Salaries and employee benefits              212,624            141,283
     Occupancy expense                            31,773             20,652
     Equipment expense                            30,988             17,990
     Other expense                               132,427            134,781
                                             ___________        ___________
          Total other expense                    407,812            314,706
                                             ___________        ___________
          Net income (loss)                  $     6,525        $   (18,500)
                                             ___________        ___________

NET INCOME (LOSS) PER SHARE                  $       .01        $      (.03)
                                             ___________        ___________
WEIGHTED AVERAGE SHARES OUTSTANDING              926,399            546,399
                                             ___________        ___________

See Notes to Consolidated Financial Statements                              5
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 1997 and the Nine Months ended September 30,1998
________________________________________________________________________________

                                                          UNREALIZED   TOTAL
                                               RETAINED  APPRECIATION  STOCK-
                   COMMON STOCK                EARNINGS (DEPRECIATION) HOLDERS
                 SHARES    AMOUNT    SURPLUS   (DEFICIT)  SECURITIES   EQUITY
                 ______  _________  ________   __________ __________  ________
December 31,
 1996           437,225 $2,186,125 $2,156,782 $  (962,723) $(56,663)$3,323,521
Comprehensive income
Net loss              -          -          -    (247,250)        -   (247,250)
Net change in
 unrealized
 depreciation
 on investment
 securities
 available
 for sale             -          -          -           -    35,512     35,512
                                                                     _________
Total comprehensive
 income                                                               (211,738)
 Stock dividend 109,306    546,530   (546,530)          -         -          -
 Reduction of
  fractional
  shares           (132)      (660)      (504)          -         -     (1,164)
                _______  _________  _________   _________   _______  _________
December 31,
 1997           546,399  2,731,995  1,609,748  (1,209,973)  (21,151) 3,110,619
Comprehensive income
Net income            -          -          -      36,270         -     36,270
Net change in
 unrealized
 depreciation
 on investment
 securities
 available
 for sale             -          -          -           -    63,101     63,101
                                                                     _________
Total comprehensive
 income                                                                 99,371
Common stock
 sold           380,000  1,900,000  1,520,000           -         -  3,420,000
Stock issuance
 costs                -          -   (310,818)          -         -   (310,818)
                _______  _________  _________  __________   _______  _________
September 30,
 1998           926,399 $4,631,995 $2,818,930 $(1,173,703) $ 41,950 $6,319,172
                _______  _________  _________  __________   _______  _________




See Notes to Consolidated Financial Statements                              6
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                        Nine Months
                                                           Ended
                                                        September 30,
                                                   1998              1997
                                                   ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $     36,270       $   (169,651)
  Adjustments to reconcile net loss
    to net cash used by operations:
       Depreciation and amortization              83,217             65,816
       Provision for credit losses                94,011            125,693
       Net (gain) loss on sale of securities           -             (1,166)
       Accretion of discount on securities, net   (5,996)           (64,261)
       Changes in assets and liabilities:
        Accrued interest receivable              (45,729)           (31,271)
        Other assets                             (55,557)           (64,587)
        Accrued interest payable                  43,215             54,447
        Other liabilities                         44,665             24,618
                                             ___________        ___________
   Net cash used by operating activities         194,096            (60,362)
                                             ___________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal
   funds sold                                 (2,985,000)           368,000
  Purchases of securities available for sale (19,921,882)        (9,909,056)
  Maturities of securities available for sale 15,402,680          7,049,588
  Sales of securities available for sale               -          1,362,582
  Net increase in loans                       (4,815,546)        (7,864,538)
  Purchases of properties and equipment         (204,797)          (280,644)
                                             ___________        ___________
   Net cash used in investing activities     (12,524,545)        (9,274,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of common stock                           -             (1,164)
  Net increase in demand, NOW,
   and savings deposits                        5,990,824          1,532,572
  Net increase in time deposits                2,656,273          8,753,425
  Long-term debt                                 135,000                  -
  Sale of common stock                         3,235,754                  -
                                             ___________        ___________
  Net cash provided by financing activities   12,017,851         10,284,833
                                             ___________        ___________
  Net increase in cash and cash equivalents     (312,598)           950,405
CASH AND CASH EQUIVALENTS, BEGINNING           2,290,840          1,188,999
                                             ___________        ___________
CASH AND CASH EQUIVALENTS, ENDING           $  1,978,242       $  2,139,404
                                             ___________        ___________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                         $   1,278,868       $    935,488
                                             ___________         __________
     Income taxes paid                     $           -       $          -
                                             ___________         __________

See Notes to Consolidated Financial Statements                              7
CNB HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended September 30, 1998 and 1997 (Unaudited)
________________________________________________________________________________

                                                       Three Months
                                                           Ended
                                                       September 30,
                                                  1998               1997
                                                  ____               ____
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                       $      6,525       $     (18,500)
    Adjustments to reconcile net loss
      to net cash used by operations:
       Depreciation and ammortization             27,575              13,594
       Provision for credit losses                47,134              45,057
       Net gains on sale of securities                 -              (2,415)
       Accretion of discount on securities,net    (1,999)            (49,548)
       Changes in assets and liabilities:
       Accrued interest receivable                (9,882)            (25,404)
       Other assets                               (7,532)            (66,874)
       Accrued interest payable                   19,293              20,752
       Other liabilities                          41,031             (16,288)
                                            ____________        ____________
     Net cash used by operating activities  $    122,145       $     (99,626)
                                            ____________        ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in federal
  funds sold                                    (858,000)          1,424,000
 Purchases of securities available for sale  (12,185,355)         (5,374,178)
 Maturities of securities available for sale   8,860,392           5,938,544
 Sales of securities available for sale                -           1,000,125
 Net increase in loans                        (1,879,388)         (2,864,527)
 Purchases of properties and equipment           (40,734)           (101,495)
                                            ____________        ____________
      Net cash used in investing activities   (6,103,085)             22,469

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW and savings
  accounts                                     3,259,380          (1,827,670)
 Net increase in time deposits                 1,009,973           1,532,447)
 Net loans                                       135,000                   -
                                            ____________        ____________
 Net cash provided by financing activities     4,404,353            (295,223)
                                            ____________        ____________
 Net increase (decrease) in cash and cash
  equivalents                                 (1,576,587)           (372,350)

CASH AND CASH EQUIVALENTS, BEGINNING           3,554,829           2,511,754
                                            ____________        ____________
CASH AND CASH EQUIVALENTS, ENDING          $   1,978,242       $   2,139,404
                                            ____________        ____________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                          $    476,269       $     378,775
                                            ____________        ____________
     Income taxes paid                      $          -       $           -
                                            ____________        ____________

See Notes to Consolidated Financial Statements                              8
CNB HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

________________________________________________________________________________

Note  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION:

      The consolidated financial statements as of September 30, 1998 and for the periods ended September 30, 1998 and 1997 included herein, have been prepared by CNB Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. The consolidated financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997, should be read in conjunction with this report.

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



                                                                            9
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
          AND RESULTS OF OPERATIONS.

      The Company had a net income of $36,270 (or $.04 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1998, compared to a loss of $169,651 (or $.31 per share, based on 546,464 weighted average shares of Common Stock outstanding during the period) for the quarter ended September 30, 1997.

      At September 30, 1998, the Company had total assets of approximately $51.9 million compared to $39.8 million at December 31, 1997. Total assets have increased $12.1 million, or 30% since year end 1997. At September 30, 1998, assets were comprised principally of loans and investment securities. Loans increased $4.7 million, or 21% through September, 1998, as the Bank experienced loan growth in almost all categories. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

      The Company's liabilities at September 30, 1998 were $45.5 million compared to $36.7 million at December 31, 1997. These liabilities consisted almost entirely of deposits for both periods. Interest-bearing demand deposits increased by $3.8 million or 34% to $15 million, and time deposits increased $2.7 million, or 15%, to $20.1 million. At September 30, 1998, $2.8 million, or 6%, of total deposits were noninterest-bearing compared to $3.6 million, or 9.8%, at December 31, 1997. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

      At September 30, 1998 and December 31, 1997, the Company had stock-holders' equity of approximately $6.3 million and $3.1 million, respectively. Stockholders' equity was affected by the Company's first nine months of 1998 net income of $36,270, stock sale proceeds of $3.2 million, and a $53,791 increase in unrealized appreciation on investment securities available for sale. The Company believes the increase is attributable to the continued decline of the current interest rate environment.

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

     At September 30, 1998, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

YEAR 2000 PROJECT

STATE OF READINESS

     CNB Holdings, Inc. and its subsidiaries have undertaken a variety of measures to ensure that hardware, software, and other date sensitive equipment will be century date compliant. CNB Holdings, Inc. has compiled an inventory of all equipment and software, developed a preliminary impact
                                                                           10
assessment, and has obtained certifications from its vendors for specific product confirmation. Currently, the Company is in the testing phase, with emphasis placed on its "mission critical" systems. The Bank has already contracted with an indepenent third party to conduct testing and provide any necessary remediation on its internal computer systems. This testing was completed during the third quarter. All other applications are moving to the testing phase, with the goal of March, 1999 for completion of all testing and required remediation within the organization.

     The Company is also dependent on numerous outside vendor systems for processing, such as: check clearning, Automated Clearing House items, electronic funds transfer, wire transfer, automated teller machines, and credit card processing. These outside systems are handled through the Federal Reserve Bank of Richmond, correspondent banks, or other processing vedors utilized by the bank. Testing of these applications has been scheduled for the third and fourth quarters of 1998 and the first quarter of 1999.

THE COSTS TO ADDRESS YEAR 2000 ISSUES

     At this stage, the Company has incurred no material costs related to Year 2000. All research indicates that the costs for meeting Year 2000 requirements should be relatively minor, primarily because the Company's computers and network systems are recent acquisitions and any remediation found to be required can be done so without substantial cost. Additional costs related to testing and software updates are expected to be less than $40,000.

THE RISKS OF YEAR 2000 ISSUES

     The primary risk to the Company regarding Year 2000 issues is that the ability to process transactions would be lost due to the system failures of its processing vendors. To mitigate this risk, the Company has begun testing of these systems. With completion of testing scheduled for the first quarter 1999, the Company would have 1999 to consider and conduct required remediation efforts.

THE CONTINGENCY PLAN

     The Company is in the process of formalizing its contingency plan should processing vendors' systems prove not to be Year 2000 ready. The Company will review results as testing is completed and make contingency plan determinations as these results are evaluated. The Company has already begun to explore contingency options.















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

                                       CNB HOLDINGS, INC.


Date:   November 13, 1998              By:  Hiawatha Nicely, Jr.
                                            Signature
                                            President & Chief Executive Officer








                                                                           12