Form 10KSB
period 1998-12-31
CNB HOLDINGS INC
filed 1999-03-30
CIK 912566

U.S. Securities And Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
_X_ Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 (Fee required) For the fiscal year ended December 31, 1998
                                        or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ________ to _______

       Commission file no. 33-69326

                                CNB HOLDINGS, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

               Virginia                             54-1663340
               --------                             ----------
        (State or other jurisdiction               (IRS Employer
     of incorporation or organization)           Identification No.)

          900 Memorial Drive
          Pulaski, Virginia                             24301
          -----------------                             -----
         (Address of principal executive offices)     (Zip Code)

                                (540) 994-0831
                                --------------
               Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, par value $5.00 per share
           ---------------------------------------

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
      Yes __X__ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,615,657.

The aggregate market value of the voting stock as of March 20, 1999, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $8,337,591.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 20, 1999.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                        DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 1998 is incorporated by reference into Form 10-KSB Part I, Item 1 and Part II, Items 7 and 8, and Part III, Item 13. The issuer's Proxy Statement dated March 8, 1999 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

During 1997, the Board of Directors approved a 25% stock dividend for shareholders of record as of May 1, 1997. Also during 1997, the Company filed for and received approval from the SEC for a secondary stock offering of up to 380,000 shares of its common stock, $5.00 par value per share (the "Common Stock"), at a price of $9.00 per share, pursuant to its Prospectus dated
December 11, 1997. All 380,000 shares were sold during the first quarter of 1998. Net proceeds were approximately $3.1 million and will be used for general purposes and to fund future growth.

LOCATION AND SERVICE AREA

The Bank's primary service area is Pulaski County and includes portions of Giles, Montgomery, Bland, and Wythe Counties and the City of Radford, Virginia. The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 900 Memorial Drive, Pulaski, Virginia, which is at the corner of Memorial Drive and Lee Highway (U.S. Route 11). See "Item 2. Description of Property" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area. The Bank is the only locally owned and operated commercial bank in Pulaski County.

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

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-GM Heavy Trucks (2,500 employees), Pulaski Furniture (1,500 employees), Renfro Corporation (a textile manufacturer with 1,200 employees) and Jefferson Mills, Inc. (350 employees). Agricultural production, consisting primarily of beef cattle and dairy farming, contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

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

Other bank services include mortgage loan origination, cash management services, travelers checks, direct deposit of payroll and social security checks, and automated drafts for various accounts. The Bank is associated with Honor, Plus & VISA shared networks of automated teller machines and debit card retail locations that Bank customers may use throughout Virginia and other regions. The Bank also offers VISA credit card services.

The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market funds operating in Pulaski County and elsewhere, most of which are larger and have greater resources than the Bank. As of March 20, 1999, there were six commercial banks operating a total of eleven offices in Pulaski County, Virginia. The Bank is the only one of these institutions that is locally owned and operated. First Virginia Bank is an in-state bank with three offices in Pulaski County, but is headquartered in Northern Virginia. Crestar Bank with one office in the county, is a statewide bank based in Richmond. First Union Bank, a Charlotte, North Carolina based regional bank operates one branch in the county. NationsBank, with two offices in Pulaski County, is an affiliate bank of southeast regional bank holding company also headquartered in Charlotte, North Carolina. First Citizens Bank, a regional bank with offices in North Carolina and Virginia, headquartered in Raleigh, operates one branch in Pulaski County. First National Bank of Christiansburg, a community bank which is headquartered in nearby Montgomery County, operates a branch in Pulaski County.

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

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations. These impose specific requirements and restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

Under the Virginia Act, it is unlawful without prior approval of the Virginia Commission for any company to acquire 25% or more of the voting securities of any bank and for any Virginia bank holding company to acquire direct to indirect ownership or control of more than 5% of the voting securities of any bank or other bank holding company. In addition, the Virginia Act allows regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Virginia banking organizations if Virginia banking associations are allowed to acquire banking organizations in their states and the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. As a result of this reciprocal banking provision, banking organizations in other states, most significantly North Carolina, have entered the Virginia market through acquisitions of Virginia institutions. Those acquisitions are subject to federal and Virginia approval. Recent legislation has broadened these statutes to permit nationwide reciprocal bank acquisitions. See "The Bank-Branching" below.

THE BANK

General. The Company is the holding company for the bank, which is a national banking association. Substantially all company revenues are earned through the operations of the bank. The Office of Comptroller of the Currency (the "OCC") is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation ("FDIC") and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the Federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

Branching. The Bank is permitted to branch freely within the state of Virginia. The Virginia Act permits statewide branching for Virginia state banks. As a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal Interstate Banking Efficiency Act (the "Interstate Act), which expands the ability of banks to compete interstate, was enacted. The Interstate Act permits nationwide interstate acquisitions of banks by bank holding companies beginning September 29, 1995, and permits nationwide interstate mergers of banks beginning June 1, 1997. States can legislatively opt not to permit interstate banks mergers or can legislatively opt to permit interstate bank merges before the June 1, 1997, effective date. The Virginia General Assembly has adopted legislation which opts to permit nationwide interstate bank mergers effective July 1, 1995.


Community Reinvestment Act. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal regulators of financial institutions to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has received a CRA rating of satisfactory on its most recent evaluation.

Other Regulations. Interest and certain other charges collected or contracted by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to Truth-In-Savings Act, which requires detailed disclosure of the yield and terms of deposit products, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoena of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the lower rate of failures in recent years, the fees Banks and thrifts pay BIF and SAIF have decreased. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.00 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. The current assessment rate per $100 of insured deposits of the Bank is $.00, or a minimum of $2,000 annually.

Dividends

The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal law, regulations and policies. As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves from losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total if its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as "well capitalized" institution, a bank must have a leverage ratio of no less the 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Bank qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

YEAR 2000 READINESS

A detailed discussion of the Company's and Bank's year 2000 readiness and compliance program in included in "Management's Discussion and Analysis", on page 30 and is hereby incorporated by reference.


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

The second branch office of the Bank, which opened October 4, 1997, is located at 202 N. Washington Ave, Pulaski, Virginia in CNB Center at the site of a regional bank's former branch office. It is a full-service branch, with three inside teller windows, a drive-up lane, a night depository, and safety deposit boxes. The Bank also recently installed a stand-alone automated teller machine on the campus of the New River Community College in Dublin, Virginia.

CNB Center was purchased in 1997 from NationsBank for $187,000. This three story building has approximately 20,000 square feet. In addition to the branch, the building houses the Bank's operations department. The second and third floors are leased to unrelated third parties and is available for future expansion.

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

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which 926,399 were issued and outstanding as of March 20, 1999. There is no established public trading market in the common stock, and one is not expected to develop in the near future. The Company's common stock trades thinly, primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 20, 1999, there are approximately 654 stockholders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even though the Company has achieved profitable operations.

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1998, the Bank was not yet cumulatively profitable. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 1998 Annual Report to Stockholders, pages 25 through 42.

ITEM 7. FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 3 through 24 of the Company's 1998 Annual Reports to Stockholders are incorporated herein by reference:

     1. Independent Auditor's Report
     2. Consolidated  Balance  Sheets  as of  December  31,  1998  and  1997
     3. Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996
     4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 1998, 1997, and 1996
     5. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
     6. Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the year and there were no disagreements on accounting and financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 1998 are listed on page 2 of the Company's Proxy statement dated February 26, 1998 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 3 of The Company's Proxy statement dated March 8, 1999 which information is incorporated herein by reference.

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16 of the Securities Exchange Act" on page 7 of the Company's Proxy Statement dated March 8, 1999, which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on pages 5 through 6 of the Company's Proxy Statement dated March 8, 1999, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated March 8, 1999, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Transactions" on page 4 of the Company's Proxy statement dated March 8, 1999, is incorporated herein by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 1998 Annual Report to Stockholder

                                                    1998 Annual Report to
                                                  Stockholders page number
                                                  ------------------------

Independent Auditor's Report                                  2
Consolidated Balance Sheets-December 31, 1998 and 1997        3
Consolidated Statements of Operations - Years ended
 December 31, 1998, 1997 and 1996                             4
Consolidated Statements of Stockholders' Equity - Years
 ended December 31, 1998, 1997 and 1996                       5
Consolidated Statements of Cash Flows - Years ended
 December  31, 1998, 1997 and 1996                            6
Notes to Consolidated Financial Statements                 7-24
Management's Discussion and Analysis                      25-42

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

12.1 1998 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

22.1 1998 Proxy Statement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNB HOLDINGS, INC.


Date:   March 27, 1999               By: /s/Wayne L. Carpenter
                                        ---------------------
                                        Wayne L. Carpenter
                                        Chief Financial Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                 Date
       ---------                      -----                 ----


/s/Sybil S. Atkinson
_________________________            Director          March 27, 1999
Sybil S. Atkinson

/s/Jack W. Bowling
_________________________            Director          March 27, 1999
Jack W. Bowling

/s/Jackson M. Bruce
_________________________            Director          March 27, 1999
Jackson M. Bruce

                                  Director, Chief
                                  Financial Officer
                               (principal financial
/s/Wayne L. Carpenter              and accounting
_________________________             officer)         March 27, 1999
Wayne L. Carpenter


/s/Randolph V. Chrisley
_________________________            Director          March 27, 1999
Randolph V. Chrisley
                                     Chairman,
                                   President and
/s/Hiawatha Nicely, Jr.            Chief Executive
_________________________             Officer          March 27, 1999
Hiawatha Nicely, Jr.

/s/A. Carole Pratt
_________________________            Director          March 27, 1999
A. Carole Pratt

/s/David W. Ratcliff, Jr.
_________________________            Director          March 27, 1999
David W. Ratcliff, Jr.

/s/Nathanial R. Tuck
_________________________            Director          March 27, 1999
Nathaniel R. Tuck

/s/J. David Wine
_________________________            Director          March 27, 1999
J. David Wine

                                INDEX TO EXHIBITS

                                                                   PAGE NO. IN
EXHIBIT NO.                DESCRIPTION                          EQUENTIAL SYSTEM
-----------  ----------------------------------------          -----------------
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

  12.1       1998 Report to Stockholders.

  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
             Form 10-KSB).

  22.1       1998 Proxy Statement.