Form 10QSB
period 1999-03-31
CNB HOLDINGS INC
filed 1999-05-14
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
X     Quarterly Report under Section 13 or 15(d) of the  Securities Exchange Act
------
of 1934 for the quarterly period ended March 31, 1999.

Or

 _____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
__________________.



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

        -----------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 6, 1999.

 Transitional Small Business Disclosure Format (check one): Yes       No   X

There are no Exhibits

                               CNB Holdings, Inc.
                                   Form 10-QSB

                                      INDEX


PART 1.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of March 31, 1999 and
  December 31,1998 ............................................................3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 1999 and 1998...............................................4

Consolidated Statements of Stockholders' Equity for the
  Three Months Ended March 31, 1999 and the Year
  Ended December 31, 1998......................................................5

Consolidated Statements of Cash Flows for the Three Months
  Ended  March 31, 1999 and 1998...............................................6

Notes to Consolidated Financial Statements.....................................7


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................8

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings......................................................9

Item 2. Changes in Securities..................................................9

Item 3. Defaults Upon Senior Securities........................................9

Item 4. Submission of Matters to a Vote of Security Holders................... 9

Item 5. Other Information.....................................................10

Item 6. Exhibits and Reports on Form 8-K..................................... 10

SIGNATURES....................................................................10

 All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.



----------------------------------------------------------------------------------------------
CNB HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------------------------


                                                                     MARCH 31,    DECEMBER 31,
                                                                       1999           1998
                                                                   ------------- -------------
ASSETS
  Cash and due from banks                                           $  3,269,414   $ 2,925,106
  Federal funds sold                                                   2,246,000       495,000
  Investment securities available for sale                            12,864,535    16,427,685
  Loans, net of allowance for loan losses
    of $389,518 in 1999 and $372,574 in 1998                          33,063,880    31,108,102
  Property and equipment, net                                          1,938,499     1,952,346
  Accrued income                                                         334,392       425,640
  Other assets                                                            88,995        94,836
                                                                   ------------- -------------
        Total assets                                               $  53,805,715 $  53,428,715
                                                                   ============= =============

LIABILITIES
  Demand deposits                                                  $   3,316,411 $   3,595,984
  Interest-bearing demand deposits                                    14,051,545    14,235,369
  Savings deposits                                                     7,808,452     6,629,166
  Large denomination time deposits                                     4,750,331     4,456,768
  Other time deposits                                                 17,546,213    17,200,180
                                                                   ------------- -------------
        Total deposits                                                47,472,952    46,117,467

  Federal funds purchased                                                      -       851,000
  Other borrowed funds                                                   131,117       132,590
  Accrued interest payable                                                77,250        72,786
  Other liabilities                                                       15,584        15,140
                                                                   ------------- -------------
        Total liabilities                                             47,696,903    47,188,983
                                                                   ------------- -------------
  Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                               -             -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 1999 and 1998, respectively                                     4,631,995     4,631,995
  Surplus                                                              2,803,782     2,803,782
  Retained deficit                                                    (1,204,156)   (1,185,804)
  Unrealized depreciation on investment
    securities available for sale                                       (122,809)      (10,241)
                                                                   ------------- -------------
        Total stockholders' equity                                     6,108,812     6,239,732
                                                                   ------------- -------------
        Total liabilities and stockholders' equity                 $  53,805,715 $  53,428,715
                                                                   ============= =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



----------------------------------------------------------------------------------------------
CNB HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS  ENDED MARCH 31, 1999 AND 1998
----------------------------------------------------------------------------------------------


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                       1999           1998
                                                                   ------------- -------------
INTEREST INCOME:
    Loans and fees on loans                                        $     702,062 $     529,077
    Federal funds sold                                                    13,754        30,904
    Taxable investment securities                                        189,921       179,566
                                                                   ------------- -------------
        Total interest income                                            905,737       739,547
                                                                   ------------- -------------

INTEREST EXPENSE:
  Deposits                                                               465,031       402,370
  Federal funds purchased                                                      -           130
  Other borrowed funds                                                     1,873             -
                                                                   ------------- -------------
        Total interest expense                                           466,904       402,500
                                                                   ------------- -------------
        Net interest income                                              438,833       337,047

PROVISION FOR LOAN LOSSES                                                 25,076        20,019
                                                                   ------------- -------------
        Net interest income after provision for loan losses              413,757       317,028
                                                                   ------------- -------------

NONINTEREST INCOME:
    Service charges on deposit accounts                                   39,743        38,199
    Net realized gains on sales of securities                                  -             -
    Other income                                                          33,800        18,095
                                                                   ------------- -------------
        Total noninterest income                                          73,543        56,294
                                                                   ------------- -------------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                       234,298       167,156
    Occupancy expense                                                     37,800        26,992
    Equipment expense                                                     30,867        38,825
    Other expense                                                        202,687       132,169
                                                                   ------------- -------------
        Total noninterest expense                                        505,652       365,142
                                                                   ------------- -------------

        Net income (loss)                                          $     (18,352)$       8,180
                                                                   ============= =============

BASIC EARNINGS PER SHARE                                           $        (.02)$         .01
                                                                   ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                      926,399       790,309
                                                                   ============= =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


----------------------------------------------------------------------------------------------
CNB HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED MARCH 31, 1999
----------------------------------------------------------------------------------------------


                                                                                ACCUMULATED
                                                                   RETAINED      OTHER
                                   COMMON STOCK                    EARNINGS    COMPREHENSIVE
                                 SHARES    AMOUNT      SURPLUS     (DEFICIT)    INCOME (LOSS)     TOTAL
                               ---------  ---------   ----------  -----------  --------------  ----------
DECEMBER 31, 1997               546,399   $2,731,995  $1,609,748  $(1,209,973)  $  (21,151)     $3,110,619
                               ---------  ----------  ----------  -----------   ----------      ----------


COMPREHENSIVE INCOME
Net income                            -            -           -       24,169            -          24,169
Net change in unrealized
  depreciation on investment
  securities available for sale       -            -           -            -       10,910          10,910
                                                                                                ----------
TOTAL COMPREHENSIVE INCOME                                                                          35,079

Proceeds from sale of
  common stock                  380,000    1,900,000   1,520,000            -            -       3,420,000
Costs related to sale of
  common stock                        -            -    (325,966)           -            -        (325,966)
                              ---------   ----------  ----------  -----------   ----------      -----------
DECEMBER 31, 1998               926,399   $4,631,995  $2,803,782  $(1,185,804)  $  (10,241)     $6,239,732

COMPREHENSIVE INCOME
Net loss                              -            -           -      (18,352)           -         (18,352)
Net change in unrealized
  depreciation on investment
  securities available for sale       -            -           -            -     (112,568)       (112,568)
                                                                                                ----------
TOTAL COMPREHENSIVE INCOME                                                                        (130,920)
                              ---------   ----------  ----------  -----------   ----------      ----------
MARCH 31, 1999                  926,399   $4,631,995  $2,803,782  $(1,204,156)  $ (122,809)     $6,108,812
                              =========   ==========  ==========  ===========   ==========      ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



----------------------------------------------------------------------------------------------
CNB HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
----------------------------------------------------------------------------------------------


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                       1999           1998
                                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $     (18,352)$       8,180
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
        Depreciation and amortization                                     33,090        34,689
        Provision for loan losses                                         25,076        20,019
        Accretion of discount on securities, net                          19,481        (1,060)
        Changes in assets and liabilities:
          Accrued income                                                  91,248       (14,011)
          Other assets                                                     2,233       (21,876)
          Accrued interest payable                                         4,464        13,535
          Other liabilities                                                  444        (4,965)
                                                                   ------------- -------------
           Net cash flows from operating activities                      157,684        34,511
                                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                       (1,751,000)   (3,960,000)
  Purchases of investment securities                                  (2,971,994)   (4,489,584)
  Sales of available for sale securities                               2,498,716             -
  Maturities of investment securities                                  3,904,379     3,942,288
  Net increase in loans                                               (1,980,854)   (1,264,172)
  Purchases of property and equipment                                    (15,635)      (38,600)
                                                                   ------------- -------------
           Net cash used in investing activities                        (316,388)   (5,810,068)
                                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, and savings deposits                      715,889     1,118,647
  Net increase in time deposits                                          639,596       809,708
  Net increase in federal funds purchased                               (851,000)            -
 Repayment of borrowed funds                                              (1,473)
 Issuance of common stock                                                      -     3,235,754
                                                                   ------------- -------------
           Net cash provided by financing activities                     503,012     5,164,109
                                                                   ------------- -------------
           Net increase in cash and cash equivalents                     344,308      (611,448)

CASH AND CASH EQUIVALENTS, BEGINNING                                   2,925,106     2,290,840
                                                                   ------------- -------------
CASH AND CASH EQUIVALENTS, ENDING                                  $   3,269,414 $   1,679,392
                                                                   ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                    $     462,440 $     388,965
                                                                   ============= =============
  Income taxes paid                                                $           - $           -
                                                                   ============= =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Other real estate acquired in settlement of loans                $           - $           -
                                                                   ============= =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

The consolidated financial statements as of March 31, 1999 and for the periods ended March 31, 1999 and 1998 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

DISCUSSION OF OPERATIONS

The Company had a net loss of $18,352 (or $.02 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 1999, compared with an income of $8,180 (or $.01 per share, based on 790,309 weighted average shares of Common Stock outstanding during the period) for the quarter ended March 31, 1998.

At March 31, 1999, the Company had total assets of approximately $53.8 million compared to $53.4 million at December 31, 1998. Total assets had a positive increase of $377,000, or 0.7% since year end 1998. At March 31,1998, assets were comprised principally of loans and investment securities. Loans increased $2.0 million, or 6.3%, to $33.1 million at March 31, 1999, as the Bank experienced loan growth in almost all categories. Investment securities decreased $3.6 million, or 21.7%, as several investments matured near the end of March and were invested in federal funds sold. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at March 31, 1999 were $47.5 million compared to $46.1 million at December 31, 1998. These liabilities consisted almost entirely of deposits for both periods. Demand deposits decreased by $463,000, or 2.6% to $17.4 million, and time deposits increased $640,000, or 2.9%, to $22.3 million. At March 31, 1999, $3.3 million, or 6.7%, of total deposits were non interest-bearing compared to $3.6 million, or 7.7%, at December 31, 1998. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At March 31, 1999 and December 31, 1998, the Company had stockholders' equity of approximately $6.1 million and $6.2 million, respectively. Stock-holders' equity was affected by the Company's first three months of 1999 loss of $18,352, stock sale proceeds of $3.2 million, and an $112,000 decrease in the market value of investment securities available for sale. The Company believes the decrease is attributable to the uncertainty in the current interest rate environment.

Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to generate profits on an operating basis, but there can be no assurance that this will be the case. During the first quarter the Bank became a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At March 31, 1999, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

YEAR 2000 COMPLIANCE

Like most financial service providers, the Company and the operations of the Bank may be significantly affected by the Y2K issue due to its dependence on technology and sensitive data. Computer software, hardware and other equipment, both within and outside the Bank's direct control, and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact of the Bank's operations and, in turn, the financial condition and results of operations of the Company.

Management has formulated a Y2K Team, a significant part of the team's efforts has been to monitor the Bank's data processor's Y2K project closely. The data processor had substantially completed renovating and testing its mission-critical mainframe and PC-based applications by year-end 1998 as planned. The Bank actively participated in testing the significant loan and deposit systems. Integration testing is scheduled to be completed in second quarter 1999, and the Bank expects to be Y2K ready by the end of June 1999.

Management expects to be ready for the year 2000, but there are certain factors beyond the Bank's control that could cause disruption, including the failure of vendors of mission critical systems. As the Bank uses a single data processor to process customer banking transactions, the Company cannot assure that there will be no disruption to operations as a result of the year 2000. However, the Company has developed a Year 2000 Business Resumption Contingency Plan designed to resume operations in the event of a Year 2000 related disruption to mission critical systems and continues to refine its Contingency Plan.

Y2K related expense was $4,075 in the first quarter of 1999. Because the Bank used a third party data processor, management believes that future Y2K expenses will not be material to operations and have budgeted $50,000 towards these expenses in 1999.


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

          (b)     Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 15, 1999, the shareholders of the Company voted upon the following matters with the following results:

(1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

            Name                         Votes For                Votes witheld

            Wayne L. Carpenter            672,613                    2,032
            Hiawatha Nicely, Jr.          671,258                    3,387
            A. Carole Pratt               672,813                    1,832
            David W. Ratcliff, Jr.        672,813                    1,832

Sybil S. Atkinson, Jack W. Bowling, Jackson M. Bruce, Randolph V. Christley, J. David Wine, and Nathaniel R. Tuck, continue to service as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on 8-K

                  None.


SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 14, 1999                          By: s/Wayne L. Carpenter.

                                                ------------------------------
                                                Wayne L. Carpenter
                                                Chief Financial Officer