Form 10QSB
period 1999-06-30
CNB HOLDINGS INC
filed 1999-08-13
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 X      Quarterly  Report under Section 13 or 15(d) of the  Securities  Exchange
Act of 1934 for the  quarterly  period ended June 30, 1999.

Or

________Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________________.



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

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of August 5, 1999.

 Transitional Small Business Disclosure Format (check one): Yes ____  No   X

There are no Exhibits

                               CNB Holdings, Inc.
                                   Form 10-QSB

                                      INDEX


PART 1.       FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS



The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.

Consolidated Balance Sheets as of June 30, 1999 and
  December 31,1998 ........................................................................................................3

Consolidated Statements of Operations for the Six Months
   Ended June 30, 1999 and 1998............................................................................................4

Consolidated Statements of Operations for the Three Months
   Ended June 30, 1999 and 1998............................................................................................5

Consolidated Statements of Stockholders' Equity for the
  Six Months Ended June 30, 1999 and the Year
  Ended December 31, 1998..................................................................................................6

Consolidated Statements of Cash Flows for the Six Months
  Ended  June 30, 1999 and 1998............................................................................................7

Consolidated Statements of Cash Flows for the Three Months
  Ended  June 30, 1999 and 1998............................................................................................8

Notes to Consolidated Financial Statements.................................................................................9


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS........................................................................................10

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................................11

Item 2. Changes in Securities.............................................................................................11

Item 3. Defaults Upon Senior Securities...................................................................................11

Item 4. Submission of Matters to a Vote of Security Holders.............................................................. 11

Item 5. Other Information.................................................................................................11

Item 6. Exhibits and Reports on Form 8-K................................................................................. 11

SIGNATURES................................................................................................................12


All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


                                                          June 30,        December 31,
                                                            1999             1998
                                                       --------------   -------------
Assets
  Cash and due from banks                               $  2,385,425    $  2,925,106

  Federal funds sold                                         811,000         495,000
  Investment securities available for sale                15,927,470      16,427,685
  Loans, net of allowance for loan losses
    of $388,518 in 1999 and $372,574 in 1998              32,274,124      31,108,102
  Property and equipment, net                              1,912,311       1,952,346
  Accrued income                                             361,585         425,640
  Other assets                                               113,301          94,836
                                                        ------------    ------------
           Total assets                                 $ 53,785,216    $ 53,428,715
                                                        ============    ============

Liabilities
  Demand deposits                                       $  3,002,631    $  3,595,984
  Interest-bearing demand deposits                        14,697,923      14,235,369
  Savings deposits                                         6,868,768       6,629,166
  Large denomination time deposits                         4,301,099       4,456,768
  Other time deposits                                     18,668,810      17,200,180
                                                        ------------    ------------
           Total deposits                                 47,539,231      46,117,467

  Federal funds purchased                                        -           851,000
  Other borrowed funds                                       129,623         132,590
  Accrued interest payable                                    83,436          72,786
  Other liabilities                                           13,595          15,140
                                                        ------------    ------------
           Total liabilities                              47,765,885      47,188,983
                                                        ------------    ------------

  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                 -               -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 1999 and 1998                                       4,631,995       4,631,995
  Surplus                                                  2,803,782       2,803,782
  Retained deficit                                        (1,122,684)     (1,185,804)
  Unrealized depreciation on investment
    securities available for sale                           (293,762)        (10,241)
                                                        ------------    ------------
           Total stockholders' equity                      6,019,331       6,239,732
                                                        ------------    ------------
           Total liabilities and stockholders' equity   $ 53,785,216    $ 53,428,715
                                                        ============    ============

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                     Six Months Ended
                                                                          June 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------   ----------

Interest income:
    Loans and fees on loans                                      $1,404,559   $1,090,367
    Federal funds sold                                               39,374       91,224
    Taxable investment securities                                   380,775      354,130
                                                                 ----------   ----------
           Total interest income                                  1,824,708    1,535,721
                                                                 ----------   ----------

Interest expense:
   Deposits                                                         934,111      824,391
   Federal funds purchased                                            3,131          130
   Other borrowed funds                                               3,724          -
                                                                 ----------   ----------
           Total interest expense                                   940,966      824,521
                                                                 ----------   ----------
           Net interest income                                      883,742      711,200

Provision for loan losses                                            25,489       46,877
                                                                 ----------   ----------
           Net interest income after provision for loan losses      858,253      664,323
                                                                 ----------   ----------

Noninterest income:
    Service charges on deposit accounts                              82,276       81,508
    Net realized gains on sales of securities                           -            -
    Other income                                                     62,843       41,246
                                                                 ----------   ----------
           Total noninterest income                                 145,119      122,754
                                                                 ----------   ----------

Noninterest expense:
    Salaries and employee benefits                                  431,663      345,325
    Occupancy expense                                                71,266       57,998
    Equipment expense                                                56,975       68,639
    Other expense                                                   380,348      285,370
                                                                 ----------   ----------
           Total noninterest expense                                940,252      757,332
                                                                 ----------   ----------

           Net income (loss)                                     $   63,120   $   29,745
                                                                 ==========   ==========

Basic earnings per share                                         $      .07   $      .03
                                                                 ==========   ==========
Weighted average shares outstanding                                 926,399      926,399
                                                                 ==========   ==========



See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months  ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                  Three Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                    1999       1998
                                                                 ---------   --------
Interest income:

    Loans and fees on loans                                      $702,497   $561,290
    Federal funds sold                                             25,620     60,320
    Taxable investment securities                                 190,854    174,564
                                                                 --------   --------
           Total interest income                                  918,971    796,174
                                                                 --------   --------

Interest expense:
   Deposits                                                       469,080    422,021
   Federal funds purchased                                          3,131        -
   Other borrowed funds                                             1,851        -
                                                                 --------   --------
           Total interest expense                                 474,062    422,021
                                                                 --------   --------
           Net interest income                                    444,909    374,153

Provision for loan losses                                             413     26,858
                                                                 --------   --------
           Net interest income after provision for loan losses    444,496    347,295
                                                                 --------   --------

Noninterest income:
    Service charges on deposit accounts                            42,533     43,309
    Net realized gains on sales of securities                         -          -
    Other income                                                   29,043     23,151
                                                                 --------   --------
           Total noninterest income                                71,576     66,460
                                                                 --------   --------

Noninterest expense:
    Salaries and employee benefits                                197,365    178,169
    Occupancy expense                                              33,466     31,006
    Equipment expense                                              26,108     29,814
    Other expense                                                 177,661    153,201
                                                                 --------   --------
           Total noninterest expense                              434,600    392,190
                                                                 --------   --------

           Net income (loss)                                     $ 81,472   $ 21,565
                                                                 ========   ========

Basic earnings per share                                         $    .09   $    .02
                                                                 ========   ========
Weighted average shares outstanding                               926,399    926,399
                                                                 ========   ========


See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Year ended December 31, 1998 and the six months ended June 30, 1999
--------------------------------------------------------------------------------



                                                                                               Accumulated
                                             Common Stock                        Retained         Other
                                   -----------------------------                 Earnings     Comprehensive
                                      Shares          Amount       Surplus       (Deficit)    Income (Loss)     Total
                                   -----------    -----------   -----------    -----------    -----------    -----------

December 31, 1997                      546,399    $ 2,731,995   $ 1,609,748    $(1,209,973)   $   (21,151)  $  3,110,619
                                   -----------    -----------   -----------    -----------    -----------    -----------

Comprehensive income
Net income                                 -              -             -           24,169            -           24,169
Net change in unrealized
   depreciation on investment
   securities available for sale           -              -             -              -           10,910         10,910
                                                                                                             -----------
Total comprehensive income                                                                                        35,079

Proceeds from sale of
   common stock                        380,000      1,900,000     1,520,000            -              -        3,420,000
Costs related to sale of
   common stock                            -              -        (325,966)           -              -         (325,966)
                                   -----------    -----------   -----------    -----------    -----------    -----------
December 31, 1998                      926,399    $ 4,631,995   $ 2,803,782    $(1,185,804)   $   (10,241)   $ 6,239,732

Comprehensive income
Net income                                 -              -             -           63,120            -           63,120
Net change in unrealized
   depreciation on investment
   securities available for sale           -              -             -              -         (283,521)      (283,521)
                                                                                                             -----------
Total comprehensive income                                                                                      (220,401)
                                   -----------    -----------   -----------    -----------    -----------    -----------
June 30, 1999                          926,399    $ 4,631,995   $ 2,803,782    $(1,122,684)   $  (293,762)   $ 6,019,331
                                   ===========    ===========   ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                  Six Months Ended
                                                                      June 30,
                                                            --------------------------
                                                               1999            1998
                                                            -----------    -----------

Cash flows from operating activities:
  Net income                                                $    63,120    $    29,745
  Adjustments to reconcile net income
    to net cash used by operations:
           Depreciation and amortization                         66,044         55,642
           Provision for loan losses                             25,489         46,877
           Accretion of discount on securities, net              34,945         (3,997)
           Changes in assets and liabilities:
             Accrued income                                      64,055        (35,847)
             Other assets                                       (25,681)       (48,025)
             Accrued interest payable                            10,650         23,922
             Other liabilities                                   (1,545)         3,634
                                                            -----------    -----------
                Net cash flows from operating activities        237,077         71,951
                                                            -----------    -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                (316,000)    (2,127,000)
  Purchases of investment securities                         (6,905,397)    (7,736,527)
  Sales of available for sale securities                      2,498,716            -
  Maturities of investment securities                         4,588,430      6,542,288
  Net increase in loans                                      (1,191,511)    (2,936,158)
  Purchases of property and equipment                           (18,793)      (164,063)
                                                            -----------    -----------
                Net cash used in investing activities        (1,344,555)    (6,421,460)
                                                            -----------    -----------

Cash flows from financing activities:
  Net increase in demand, NOW, and savings deposits             108,803      2,731,444
  Net increase in time deposits                               1,312,961      1,646,300
  Net increase in federal funds purchased                      (851,000)           -
  Repayment of borrowed funds                                    (2,967)           -
  Issuance of common stock                                          -        3,235,754
                                                            -----------    -----------
                Net cash provided by financing activities       567,797      7,613,498
                                                            -----------    -----------
                Net increase in cash and cash equivalents      (539,681)     1,263,989

Cash and cash equivalents, beginning                          2,925,106      2,290,840
                                                            -----------    -----------
Cash and cash equivalents, ending                           $ 2,385,425    $ 3,554,829
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                             $   930,316    $   800,599
                                                            ===========    ===========
  Income taxes paid                                         $       -      $      -
                                                            ===========    ===========

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans         $       -      $      -
                                                            ===========    ===========

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                Three Months Ended
                                                                      June 30,
                                                            --------------------------
                                                                 1999          1998
                                                            -----------    -----------

Cash flows from operating activities:
  Net income (loss)                                         $    81,472    $     8,180
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
           Depreciation and amortization                         32,954         34,689
           Provision for loan losses                                413         20,019
           Accretion of discount on securities, net              15,464         (1,060)
           Changes in assets and liabilities:
             Accrued income                                     (27,193)       (14,011)
             Other assets                                       (27,914)       (21,816)
             Accrued interest payable                             6,186         13,535
             Other liabilities                                   (1,989)        (4,965)
                                                            -----------    -----------
                Net cash flows from operating activities         79,393         34,511
                                                            -----------    -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold               1,435,000     (3,960,000)
  Purchases of investment securities                         (3,933,403)    (4,489,584)
  Sales of available for sale securities                            -              -
  Maturities of investment securities                           684,051      3,942,288
  Net decrease in loans                                         789,343     (1,264,172)
  Purchases of property and equipment                            (3,158)       (38,600)
                                                            -----------    -----------
                Net cash used in investing activities        (1,028,167)    (5,810,068)
                                                            -----------    -----------

Cash flows from financing activities:
  Net decrease in demand, NOW, and savings deposits            (607,086)     1,118,647
  Net increase in time deposits                                 673,365        809,708
  Net increase in federal funds purchased                           -              -
  Repayment of borrowed funds                                    (1,494)           -
  Issuance of common stock                                          -        3,235,754
                                                            -----------    -----------
                Net cash provided by financing activities        64,785      5,164,109
                                                            -----------    -----------
                Net increase in cash and cash equivalents      (883,989)      (611,448)

Cash and cash equivalents, beginning                          3,269,414      2,290,840
                                                            -----------    -----------
Cash and cash equivalents, ending                           $ 2,385,425    $ 1,679,392
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                             $   467,876    $   388,965
                                                            ===========    ===========
  Income taxes paid                                         $      -       $      -
                                                            ===========    ===========

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans         $      -       $      -
                                                            ===========    ===========


See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

Basis of Presentation

The consolidated financial statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $63,120 (or $.07 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1999, compared with an income of $29,745 (or $.03 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 1998.

At June 30, 1999, the Company had total assets of approximately $53.8 million compared to $53.4 million at December 31, 1998. Total assets had a positive increase of $357,000, or 0.6% since year end 1998. At June 30, 1999, assets were comprised principally of loans and investment securities. Loans increased $1.2 million, or 3.7%, to $32.3 million at June 30, 1999, as the Bank experienced loan growth in almost all categories. Investment securities decreased $500,000, or 3.0%. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at June 30, 1999 were $47.8 million compared to $46.1 million at December 31, 1998. These liabilities consisted almost entirely of deposits for both periods. Demand deposits decreased by $131,000, or .7% to $17.7 million, and time deposits increased $1.3 million, or 6.0%, to $22.9 million. At June 30, 1999, $3.0 million, or 6.3%, of total deposits were non interest-bearing compared to $3.6 million, or 7.7%, at December 31, 1998. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At June 30, 1999 and December 31, 1998, the Company had stockholders' equity of approximately $6.0 million and $6.2 million, respectively. Stock-holders' equity was affected by the Company's first six months of 1999 income of $62,120, and an $284,000 decrease in the market value of investment securities available for sale as a result of raising interest rates.

Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to generate significant profits on an operating basis, but there can be no assurance that this will be the case. During the first quarter the Bank became a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At June 30, 1999, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

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

Management has formulated a Y2K Team, a significant part of the team's efforts has been to monitor the Bank's data processor's Y2K project closely. The data processor had substantially completed renovating and testing its mission-critical mainframe and PC-based applications by year-end 1998 as planned. The Bank actively participated in testing the significant loan and deposit systems.
Integration testing was completed in the second quarter of 1999.

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

Y2K related expense was $15,075 in the first half of 1999. Because the Bank used a third party data processor, management believes that future Y2K expenses will not be material to operations and have budgeted $50,000 towards these expenses in 1999.


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

     (b)   Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

Wayne Carpenter, the President and CEO of Community National Bank since inception, announced that effective August 31, 1999 he will resigned to pursue interests outside the banking industry. Mr. Carpenter will continue to serve as a member of the Board of Directors of CNB Holdings, Inc. and Community National Bank. Philip Baker, a current member of Community National Bank's management team will assume the duties of interim president and CEO.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           None.

(b)        Reports on 8-K

           None.
                                       11

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: August 6, 1999                              By: /s/Wayne L. Carpenter.

                                                  ------------------------------
                                                  Wayne L. Carpenter
                                                   Chief Financial Officer