Form 10QSB
period 1999-09-30
CNB HOLDINGS INC
filed 1999-11-15
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   X    Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange
------- Act of 1934 for the quarterly period ended September 30, 1999.

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

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of October 8, 1999.

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

Consolidated Balance Sheets as of September 30, 1999 and
  December 31,1998 ......................................................................................3

Consolidated Statements of Operations for the Nine Months
   Ended September 30, 1999 and 1998.....................................................................4

Consolidated Statements of Operations for the Three Months
   Ended September 30, 1999 and 1998.....................................................................5

Consolidated Statements of Stockholders' Equity for the
  Nine Months Ended September 30, 1999 and the Year
  Ended December 31, 1998................................................................................6

Consolidated Statements of Cash Flows for the Nine Months
  Ended  September 30, 1999 and 1998.....................................................................7

Consolidated Statements of Cash Flows for the Three Months
  Ended  September 30, 1999 and 1998.....................................................................8

Notes to Consolidated Financial Statements...............................................................9


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS........................................................................10

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................11

Item 2. Changes in Securities...........................................................................11

Item 3. Defaults Upon Senior Securities.................................................................11

Item 4. Submission of Matters to a Vote of Security Holders............................................ 11

Item 5. Other Information...............................................................................12

Item 6. Exhibits and Reports on Form 8-K............................................................... 12

SIGNATURES..............................................................................................12

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                  ---------------  ----------------
Assets
  Cash and due from banks                                                         $     3,664,167  $      2,925,106

  Federal funds sold                                                                    1,506,000           495,000
  Investment securities available for sale                                             11,439,437        16,427,685
  Loans, net of allowance for loan losses
    of $346,378 in 1999 and $372,574 in 1998                                           31,730,786        31,108,102
  Property and equipment, net                                                           1,994,129         1,952,346
  Accrued income                                                                          329,067           425,640
  Other assets                                                                            136,536            94,836
                                                                                  ---------------  ----------------
         Total assets                                                             $    50,800,122  $     53,428,715
                                                                                  ===============  ================

Liabilities
  Demand deposits                                                                 $     3,429,538  $      3,595,984
  Interest-bearing demand deposits                                                     12,708,496        14,235,369
  Savings deposits                                                                      7,718,142         6,629,166
  Large denomination time deposits                                                      4,031,431         4,456,768
  Other time deposits                                                                  16,791,486        17,200,180
                                                                                  ---------------  ----------------
         Total deposits                                                                44,679,093        46,117,467

  Federal funds purchased                                                                       -           851,000
  Other borrowed funds                                                                    128,107           132,590
  Accrued interest payable                                                                 93,924            72,786
  Other liabilities                                                                        39,708            15,140
                                                                                  ---------------  ----------------
         Total liabilities                                                             44,940,832        47,188,983
                                                                                  ---------------  ----------------

  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                                                -                 -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 1999 and 1998                                                                    4,631,995         4,631,995
  Surplus                                                                               2,803,782         2,803,782
  Retained deficit                                                                     (1,204,760)       (1,185,804)
  Unrealized depreciation on investment
    securities available for sale                                                        (371,727)          (10,241)
                                                                                  ---------------  ----------------
         Total stockholders' equity                                                     5,859,290         6,239,732
                                                                                  ---------------  ----------------
         Total liabilities and stockholders' equity                               $    50,800,122  $     53,428,715
                                                                                  ===============  ================

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Nine months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       1999              1998
                                                                                  ---------------  ----------------
Interest income:
    Loans and fees on loans                                                          $  2,116,199  $      1,690,417
    Federal funds sold                                                                     46,995           160,018
    Taxable investment securities                                                         576,937           582,316
                                                                                     ------------  ----------------
         Total interest income                                                          2,740,131         2,432,751
                                                                                     ------------  ----------------

Interest expense:
   Deposits                                                                             1,379,072         1,321,953
   Federal funds purchased                                                                  5,624               130
   Other borrowed funds                                                                     5,554                 -
                                                                                     ------------  ----------------
         Total interest expense                                                         1,390,250         1,322,083
                                                                                     ------------  ----------------
         Net interest income                                                            1,349,881         1,110,668

Provision for loan losses                                                                 166,638            94,011
                                                                                     ------------  ----------------
         Net interest income after provision for loan losses                            1,183,243         1,016,657
                                                                                     ------------  ----------------

Noninterest income:
    Service charges on deposit accounts                                                   121,462           122,420
    Net realized gains on sales of securities                                                   -                 -
    Other income                                                                           76,713            62,337
                                                                                     ------------  ----------------
         Total noninterest income                                                         198,175           184,757
                                                                                     ------------  ----------------

Noninterest expense:
    Salaries and employee benefits                                                        598,610           557,949
    Occupancy expense                                                                     109,825            89,771
    Equipment expense                                                                      82,555            99,627
    Other expense                                                                         609,384           417,797
                                                                                     ------------  ----------------
         Total noninterest expense                                                      1,400,374         1,165,144
                                                                                     ------------  ----------------

         Net income (loss)                                                           $    (18,956) $         36,270
                                                                                     ============  ================

Basic earnings per share                                                             $       (.02) $            .04
                                                                                     ============  ================
Weighted average shares outstanding                                                       926,399           926,399
                                                                                     ============  ================


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months  ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                          September 30,

                                                                     1999              1998
                                                                ---------------  ----------------
Interest income:
    Loans and fees on loans                                     $       711,640  $        600,050
    Federal funds sold                                                    7,621            68,794
    Taxable investment securities                                       196,162           228,186
                                                                ---------------  ----------------
         Total interest income                                          915,423           897,030
                                                                ---------------  ----------------

Interest expense:
   Deposits                                                             444,961           497,562
   Federal funds purchased                                                2,493                 -
   Other borrowed funds                                                   1,830                 -
                                                                ---------------  ----------------
         Total interest expense                                         449,284           497,562
                                                                ---------------  ----------------
         Net interest income                                            466,139           399,468

Provision for loan losses                                               141,149            47,134
                                                                ---------------  ----------------
         Net interest income after provision for loan losses            324,990           352,334
                                                                ---------------  ----------------

Noninterest income:
    Service charges on deposit accounts                                  39,186            40,912
    Net realized gains on sales of securities                                 -                 -
    Other income                                                         13,870            21,091
                                                                ---------------  ----------------
         Total noninterest income                                        53,056            62,003
                                                                ---------------  ----------------

Noninterest expense:
    Salaries and employee benefits                                      166,947           212,624
    Occupancy expense                                                    38,559            31,773
    Equipment expense                                                    25,580            30,988
    Other expense                                                       229,036           132,427
                                                                ---------------  ----------------
         Total noninterest expense                                      460,122           407,812
                                                                ---------------  ----------------

         Net income (loss)                                      $       (82,076) $          6,525
                                                                ===============  ================

Basic earnings per share                                        $          (.09)  $           .01
                                                                ===============  ================
Weighted average shares outstanding                                     926,399           926,399
                                                                ===============  ================

See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Year ended December 31, 1998 and the nine months ended September 30, 1999
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                           Common Stock                           Retained        Other
                                           ------------                           Earnings    Comprehensive
                                       Shares         Amount        Surplus       (Deficit)   Income (Loss)     Total
                                       ------         ------        -------       ---------   -------------     -----
December 31, 1997                      546,399     $ 2,731,995  $  1,609,748   $  (1,209,973)  $  (21,151)   $   3,110,619
                                  ------------     -----------  ------------   -------------   ----------    -------------

Comprehensive income
Net income                                   -               -             -          24,169            -           24,169
Net change in unrealized
   depreciation on investment
   securities available for sale             -               -             -               -       10,910           10,910
                                                                                                             -------------
Total comprehensive income                                                                                          35,079

Proceeds from sale of
   common stock                        380,000       1,900,000     1,520,000               -            -        3,420,000
Costs related to sale of
   common stock                              -               -      (325,966)              -            -         (325,966)
                                 -------------    ------------  -------------  -------------   -----------   -------------
December 31, 1998                      926,399    $  4,631,995  $  2,803,782   $  (1,185,804)  $  (10,241)   $   6,239,732

Comprehensive income
Net loss                                     -               -             -         (18,956)           -          (18,956)
Net change in unrealized
   depreciation on investment
   securities available for sale             -               -             -               -     (361,486)        (361,486)
                                                                                                             -------------
Total comprehensive income                                                                                        (380,442)
                                 -------------    ------------  -------------  -------------  ------------   -------------
September 30, 1999                     926,399    $  4,631,995  $  2,803,782   $  (1,204,760) $  (371,727)   $   5,859,290
                                 =============    ============  =============  =============  ============   =============

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       1999              1998
                                                                                  ---------------  ----------------
Cash flows from operating activities:
  Net income                                                                      $       (18,956) $         36,270
  Adjustments to reconcile net income
    to net cash used by operations:
         Depreciation and amortization                                                    100,728            83,217
         Provision for loan losses                                                        166,638            94,011
         Accretion of discount on securities, net                                          50,700            (5,996)
         Changes in assets and liabilities:
           Accrued income                                                                  96,573           (45,729)
           Other assets                                                                  (54,119)           (55,557)
           Accrued interest payable                                                        21,138            43,215
           Other liabilities                                                               24,568            44,665
                                                                                  ---------------  ----------------
              Net cash flows from operating activities                                    387,270           194,096
                                                                                  ---------------  ----------------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                                        (1,011,000)       (2,985,000)
  Purchases of investment securities                                                   (7,005,397)      (19,921,882)
  Sales of available for sale securities                                                3,499,463                 -
  Maturities of investment securities                                                   8,081,996        15,402,680
  Net increase in loans                                                                  (789,322)       (4,815,546)
  Purchases of property and equipment                                                    (130,092)         (204,797)
                                                                                  ---------------  ----------------
              Net cash provided (used) by investing activities                          2,645,648       (12,524,545)
                                                                                  ---------------  -----------------

Cash flows from financing activities:
  Net increase (decrease) in demand, NOW, and savings deposits                           (604,343)        5,990,824
  Net increase (decrease) in time deposits                                               (834,031)        2,656,273
  Net decrease in federal funds purchased                                                (851,000)                -
  Repayment of borrowed funds                                                              (4,483)          135,000
  Issuance of common stock                                                                      -         3,235,754
                                                                                  ---------------  ----------------
              Net cash provided (used) by financing activities                         (2,293,857)       12,017,851
                                                                                  ---------------- ----------------
              Net increase in cash and cash equivalents                                   739,061          (312,598)

Cash and cash equivalents, beginning                                                    2,925,106         2,290,840
                                                                                  ---------------- ----------------
Cash and cash equivalents, ending                                                 $     3,664,167  $      1,978,242
                                                                                  ================ ================

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $     1,369,112  $      1,278,868
                                                                                  ===============  ================
  Income taxes paid                                                               $             -  $              -
                                                                                  ===============  ================

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans                               $             -  $              -
                                                                                  ===============  ================

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                       1999              1998
                                                                                  ---------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                                               $       (82,076) $          6,525
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
         Depreciation and amortization                                                     34,684            27,575
         Provision for loan losses                                                        141,149            47,134
         Accretion of discount on securities, net                                          15,755            (1,999)
         Changes in assets and liabilities:
           Accrued income                                                                  32,518            (9,882)
           Other assets                                                                   (28,438)           (7,532)
           Accrued interest payable                                                        10,488            19,293
           Other liabilities                                                               26,113            41,031
                                                                                  ---------------- ----------------
              Net cash flows from operating activities                                    150,193           122,145
                                                                                  ---------------- ----------------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                                          (695,000)         (858,000)
  Purchases of investment securities                                                     (100,000)      (12,185,355)
  Sales of available for sale securities                                                1,000,747                 -
  Maturities of investment securities                                                   3,493,566         8,860,392
  Net (increase) decrease in loans                                                        402,189        (1,879,388)
  Purchases of property and equipment                                                    (111,299)          (40,734)
                                                                                  ---------------- ----------------
              Net cash provided by investing activities                                 3,990,203        (6,103,085)
                                                                                  ---------------  ----------------

Cash flows from financing activities:
  Net (increase) decrease in demand, NOW, and savings deposits                           (713,146)        3,259,380
  Net (increase) decrease in time deposits                                             (2,146,992)        1,009,973
  Net increase in federal funds purchased                                                       -                 -
  Repayment of borrowed funds                                                              (1,516)          135,000
                                                                                  ---------------  ----------------
              Net cash used by financing activities                                    (2,861,654)        4,404,353
                                                                                  ---------------- ----------------
              Net increase in cash and cash equivalents                                 1,278,742        (1,576,587)

Cash and cash equivalents, beginning                                                    2,385,425         3,554,829
                                                                                  ---------------  ----------------
Cash and cash equivalents, ending                                                 $     3,664,167  $      1,978,242
                                                                                  ===============  ================

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $       428,146  $        476,269
                                                                                  ===============  ================
  Income taxes paid                                                               $             -  $              -
                                                                                  ===============  ================

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans                               $             -  $              -
                                                                                  ===============  ================

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

Basis of Presentation

The consolidated financial statements as of September 30, 1999 and for the periods ended September 30, 1999 and 1998 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had a net loss of $18,956 (or $.02 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1999, compared with an income of $36,270 (or $.04 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 1998.

Net losses for the three months ended September 30, 1999, were $82,076 as compared to net income of $6,525 for the three months ended September 30, 1998. This decrease in earnings is due primarily to an increase in the provision for loan losses to $141,149 in the third quarter of 1999 from $47,134 in the third quarter of 1998. This increase in loan loss provision is due to higher than anticipated loan charge-offs in the third quarter of 1999.

At September 30, 1999, the Company had total assets of approximately $50.8 million compared to $53.4 million at December 31, 1998. Total assets had a decrease of $2.6 million, or 4.9% since year end 1998. At September 30, 1999, assets were comprised principally of loans and investment securities. Loans increased $622,000, or 2.0%, to $31.7 million at September 30, 1999, as the Bank experienced loan growth in most categories. Investment securities decreased $5.0 million or 30.4%. Investment securities declined significantly as maturing investments were used to fund seasonal declines in large municipal deposits. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at September 30, 1999 were $44.9 million compared to $47.2 million at December 31, 1998. These liabilities consisted almost entirely of deposits for both periods. Demand and savings deposits decreased by $604,000, or 2.5% to $23.9 million, and time deposits decreased $834,000, or 4.0%, to $20.8 million. At September 30, 1999, $3.4 million, or 7.7%, of total deposits were non interest-bearing compared to $3.6 million, or 7.7%, at December 31, 1998. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At September 30, 1999 and December 31, 1998, the Company had stockholders' equity of approximately $5.7 million and $6.2 million, respectively. Stock-holders' equity was affected by the Company's first nine months of 1999 loss of $18,956, and an $361,000 decrease in the market value of investment securities available for sale as a result of raising interest rates.

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

At September 30, 1999, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Year 2000 Compliance

Like most financial service providers, the Company and the operations of the Bank may be significantly affected by the Y2K issue due to its dependence on technology and date sensitive data. Computer software, hardware and other equipment, both within and outside the Bank's direct control, and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact of the Bank's operations and, in turn, the financial condition and results of operations of the Company.

Management has formulated a Y2K Team, a significant part of the team's efforts has been to monitor the Bank's data processor's Y2K project closely. The data processor had substantially completed renovating and testing of its mission-critical mainframe and PC-based applications by year-end 1998 as planned. The Bank actively participated in testing the significant loan and deposit systems. Integration testing was completed in the second quarter of 1999.

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

Y2K related expenses were $28,000 in the first nine months of 1999. Because the Bank used a third party data processor, management believes that future Y2K expenses will not be material to operations and have budgeted $50,000 towards these expenses in 1999.

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

     (b)  Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

Wayne Carpenter, the President and CEO of Community National Bank since inception, announced that effective August 31, 1999 he will resign to pursue interests outside the banking industry. Mr. Carpenter will continue to serve as a member of the Board of Directors of CNB Holdings, Inc. and Community National Bank. Philip Baker, a current member of Community Nations Bank's management team will assume the duties of interim president and CEO.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              None.

     (b)      Reports on 8-K

               None.


SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: October 10, 1999                      By: /s/ Hiawatha Nicely, Jr.


                                            ------------------------------
                                            President & Chief Executive Officer