Form 10KSB
period 1999-12-31
CNB HOLDINGS INC
filed 2000-03-29
CIK 912566

                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
 _X_ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1999
                   or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ________ to _______

                          Commission file no. 33-69326

                               CNB HOLDINGS, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

                Virginia                             54-1663340
               ---------                             ----------
   (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)              Identification No.)

    900 Memorial Drive
    Pulaski, Virginia                            24301
     ----------------                            -----

(Address of principal executive offices)       (Zip Code)

                                 (540) 994-0831
                         ------------------------------
                 Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $5.00 per share
                           --------------------------
Title of Class

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  Yes __X__ No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,912,801.

The aggregate market value of the voting stock as of March 20, 2000, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $7,411,192.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 20, 2000.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 1999 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and
Part III, Item 13.   The issuer's Proxy Statement dated March 10, 2000 is
incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.


                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

During 1997, the Board of Directors approved a 25% stock dividend for shareholders of record as of May 1, 1997. Also during 1997, the Company filed for and received approval from the SEC for a secondary stock offering of up to 380,000 shares of its common stock, $5.00 par value per share (the "Common Stock"), at a price of $9.00 per share, pursuant to its Prospectus dated December 11, 1997. All 380,000 shares were sold during the first quarter of 1998. Net proceeds were approximately $3.1 million and were used for general banking purposes.

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

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-GM Heavy Trucks (3,500 employees), Pulaski Furniture (1,500 employees), Renfro Corporation (a textile manufacturer with 1,000 employees) and Jefferson Mills, Inc. (350 employees). Agricultural production, consisting primarily of beef cattle and dairy farming contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

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

COMPETITION

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market funds operating in Pulaski County and else-where, most of which are larger and have greater resources than the Bank.
As of March 20, 2000, there were six commercial banks operating a total of eleven offices in Pulaski County, Virginia. The Bank is the only one of these institutions that is locally owned and operated. First Virginia Bank is an in-state bank with three offices in Pulaski County, but is headquartered in Northern Virginia. Crestar Bank with one office in the county, is a statewide bank based in Richmond. First Union Bank, a Charlotte, North Carolina based regional bank operates one branch in the county. Bank of America, with two offices in Pulaski County, is an affiliate bank of southeast regional bank holding company also headquartered in Charlotte, North Carolina. First Citizens Bank, a regional bank with offices in North Carolina and Virginia, headquartered in Raleigh, operates one branch in Pulaski County. First National Bank of Christiansburg, a community bank which is headquartered in nearby Montgomery County, operates a branch in Pulaski County.

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

EMPLOYEES

The Bank presently has 21 full-time employees and 8 part-time employees for a total of 25 full-time equivalents. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

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

YEAR 2000 READINESS

A detailed discussion of the Company's and Bank's year 2000 readiness and compliance program in included in "Management's Discussion and Analysis", on page 29 and is hereby incorporated by reference.


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

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which 926,399 were issued and outstanding as of March 20, 2000. There is no established public trading market in the common stock, and one is not expected
to develop in the near future.   The Company's common stock trades thinly,
primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 20, 2000, there are approximately 654 stockholders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even though the Company has achieved profitable operations.

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.
At December 31, 1999, the Bank was not yet cumulatively. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 1999 Annual Report to Stockholders, pages 24 through 39.

ITEM 7. FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 3 through 23 of the Company's 1999 Annual Reports to Stockholders are incorporated herein by reference:

  1. Independent Auditor's Report
  2. Consolidated Balance Sheets as of December 31, 1999 and 1998
  3. Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
  4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 1999, 1998, and 1997
  5. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997
  6. Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the year and there were no disagreements on accounting and financial disclosure.

                                    PART III
                                   ----------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 1999 are listed on page 5 of the Company's Proxy statement dated March 10, 2000 and is incorporated
herein by reference.   Information with respect to the directors of the
Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 10, 2000 which information is incorporated herein by reference.

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16 of the Securities Exchange Act" on page 7 of the Company's Proxy Statement dated March 10, 2000, which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on pages 5 through 6 of the Company's Proxy Statement dated March 10, 2000, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated March 10, 2000, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Trans-actions" on page 4 of the Company's Proxy statement dated March 10, 2000, is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 1998 Annual Report to Stockholder

                                                   1999 Annual Report to
                                                  Stockholders page number
                                                  ------------------------

Independent Auditor's Report                                 2
Consolidated Balance Sheets-December 31, 1999 and 1998       3
Consolidated Statements of Operations - Years ended
        December 31, 1999, 1998 and 1997                     4
Consolidated Statements of Stockholders' Equity - Years
        ended December 31, 1999, 1998 and 1997               5
Consolidated Statements of Cash Flows - Years ended
        December  31, 1999, 1998 and 1997                    6
Notes to Consolidated Financial Statements                7-23
Management's Discussion and Analysis                     24-39

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

12.1 1999 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit
     10.4 to the Company's 1995 Form 10-KSB).

22.1 2000 Proxy Statement.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CNB HOLDINGS, INC.


Date:   March 24, 2000  By: s/Hiawatha Nicely, Jr.
                        -------------------------------
                             Hiawatha Nicely, Jr.
                           Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                      Title                 Date
   ---------                      -----                 ----


s/Sybil S. Atkinson
_________________________    Director        March 24, 2000
Sybil S. Atkinson

s/Jack W. Bowling
_________________________   Director         March 24, 2000
Jack W. Bowling

s/Jackson M. Bruce
_________________________   Director         March 24, 2000
Jackson M. Bruce


s/Randolph V. Chrisley
_________________________   Director         March 24, 2000
Randolph V. Chrisley


                              Chairman,
                             President and
s/Hiawatha Nicely, Jr.      Chief Executive
_________________________      Officer       March 24, 2000
Hiawatha Nicely, Jr.

s/A. Carole Pratt
_________________________   Director         March 24, 2000
A. Carole Pratt

s/David W. Ratcliff, Jr.
_________________________   Director         March 24, 2000
David W. Ratcliff, Jr.


s/Nathanial R. Tuck
_________________________   Director         March 24, 2000
Nathaniel R. Tuck

s/J. David Wine
_________________________   Director         March 24, 2000
J. David Wine

               INDEX TO EXHIBITS
               -----------------

                            PAGE NO. IN
EXHIBIT NO.                DESCRIPTION                 EQUENTIAL SYSTEM
-----------                -----------                 ----------------

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

12.1       1999 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
           Form 10-KSB).

22.1       2000 Proxy Statement.