Form 10QSB
period 2000-03-31
CNB HOLDINGS INC
filed 2000-05-15
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----
     of 1934 for the quarterly period ended March 31, 2000.

Or

 _____Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _____________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.Yes  X   No
                                                            ------  ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 8, 2000.

 Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                               ---   ---

                              CNB Holdings, Inc.
                                  Form 10-QSB

                                      INDEX

--------------------------------------------------------------------------------

PART 1.       FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of March 31, 2000 and
  December 31,1999 ..........................................................3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 2000 and 1999.............................................4

Consolidated Statements of Cash Flows for the Three Months
  Ended  March 31, 2000 and 1999.............................................5

Notes to Consolidated Financial Statements...................................6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS...........................................7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................8

Item 2. Changes in Securities................................................8

Item 3. Defaults Upon Senior Securities......................................8

Item 4. Submission of Matters to a Vote of Security Holders................. 8

Item 5. Other Information....................................................8

Item 6. Exhibits and Reports on Form 8-K.................................... 8

SIGNATURES...................................................................8

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

-------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------------

                                                                                   March 31,               December 31,
                                                                                     2000                       1999
                                                                                 ------------              ------------
Assets
  Cash and due from banks                                                        $  2,939,166              $  2,896,627
  Federal funds sold                                                                   50,000                   760,000
  Investment securities available for sale                                         14,403,490                14,188,398
  Loans, net of allowance for loan losses
    of $337,574 in 2000 and $321,574 in 1999                                       31,335,782                31,570,674
  Property and equipment, net                                                       1,994,246                 1,994,281
  Accrued income                                                                      298,153                   307,451
  Other assets                                                                         63,794                    60,900
                                                                                 ------------              ------------
           Total assets                                                          $ 51,084,631              $ 51,778,331
                                                                                 ============              ============

Liabilities
  Demand deposits                                                                $  2,874,883              $  3,507,508
  Interest-bearing demand deposits                                                 16,132,253                15,923,772
  Savings deposits                                                                  7,660,154                 6,805,463
  Large denomination time deposits                                                  3,178,198                 4,041,584
  Other time deposits                                                              14,754,781                15,491,406
                                                                                 ------------              ------------
           Total deposits                                                          44,600,269                45,769,733

  Federal funds purchased                                                             304,000                         -
  Other borrowed funds                                                                125,011                   126,570
  Accrued interest payable                                                             50,141                    61,095
  Other liabilities                                                                    65,084                    27,954
                                                                                 ------------              ------------
           Total liabilities                                                       45,144,505                45,985,352
                                                                                 ------------              ------------

  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                                            -                         -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 2000 and 1999                                                                4,631,995                 4,631,995
  Surplus                                                                           2,803,782                 2,803,782
  Retained deficit                                                                 (1,023,148)               (1,156,366)
  Unrealized depreciation on investment
    securities available for sale                                                    (472,503)                 (486,432)
                                                                                 ------------              ------------
           Total stockholders' equity                                               5,940,126                 5,792,979
                                                                                 ------------              ------------
           Total liabilities and stockholders' equity                            $ 51,084,631              $ 51,778,331
                                                                                 ============              ============


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
-------------------------------------------------------------------------------
Consolidated Statements of Operations
Three months  ended March 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                        2000                  1999
                                                                                   ---------             ---------
Interest income:
    Loans and fees on loans                                                        $ 681,327             $ 702,062
    Federal funds sold                                                                 4,264                13,754
    Taxable investment securities                                                    225,306               189,921
                                                                                   ---------             ---------
           Total interest income                                                     910,897               905,737
                                                                                   ---------             ---------

Interest expense:
   Deposits                                                                          453,591               465,031
   Federal funds purchased                                                             2,619                     -
   Other borrowed funds                                                                1,787                 1,873
                                                                                   ---------             ---------
           Total interest expense                                                    457,997               466,904
                                                                                   ---------             ---------
           Net interest income                                                       452,900               438,833

Provision for loan losses                                                             15,000                25,076
                                                                                   ---------             ---------
           Net interest income after provision for loan losses                       437,900               413,757
                                                                                   ---------             ---------

Noninterest income:
    Service charges on deposit accounts                                               45,671                39,743
    Net realized gains on sales of securities                                              -                     -
    Other income                                                                      50,216                33,800
                                                                                   ---------             ---------
           Total noninterest income                                                   95,887                73,543
                                                                                   ---------             ---------

Noninterest expense:
    Salaries and employee benefits                                                   175,706               234,298
    Occupancy expense                                                                 33,219                37,800
    Equipment expense                                                                 29,043                30,867
    Other expense                                                                    162,601               202,687
                                                                                   ---------             ---------
           Total noninterest expense                                                 400,569               505,652
                                                                                   ---------             ---------

           Net income (loss)                                                       $ 133,218             $ (18,352)
                                                                                   =========             =========

Basic earnings per share                                                           $     .14             $    (.02)
                                                                                   =========             =========
Weighted average shares outstanding                                                $ 926,399               926,399
                                                                                   =========             =========

See Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
CNB Holdings, Inc. and Subsidiary
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
Three months ended March 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         ----------------------------------
                                                                             2000                   1999
                                                                         -----------            -----------
Cash flows from operating activities:
  Net income (loss)                                                      $   133,218            $   (18,352)
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
           Depreciation and amortization                                      30,018                 33,090
           Provision for loan losses                                          15,000                 25,076
           Accretion of discount on securities, net                            6,869                 19,481
           Changes in assets and liabilities:
             Accrued income                                                    9,298                 91,248
             Other assets                                                     (2,894)                 2,233
             Accrued interest payable                                        (10,954)                 4,464
             Other liabilities                                                37,130                    444
                                                                         -----------            -----------
                Net cash flows provided by operating activities              217,685                157,684
                                                                         -----------            -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                              710,000             (1,751,000)
  Purchases of investment securities                                      (9,281,526)            (2,971,994)
  Sales of available for sale securities                                           -              2,498,716
  Maturities of investment securities                                      9,073,494              3,904,379
  Net (increase) decrease in loans                                           219,892             (1,980,854)
  Purchases of property and equipment                                        (29,983)               (15,635)
                                                                         -----------            -----------
                Net cash flows provided by investing activities              691,877               (316,388)
                                                                         -----------            -----------

Cash flows from financing activities:
  Net increase in demand, NOW, and savings deposits                          430,547                715,889
  Net increase (decrease) in time deposits                                (1,600,011)               639,596
  Net increase (decrease) in federal funds purchased                         304,000               (851,000)
  Repayment of borrowed funds                                                 (1,559)                (1,473)
                                                                         -----------            -----------
                Net cash flows used by financing activities                 (867,023)               503,012
                                                                         -----------            -----------
                Net increase in cash and cash equivalents                     42,539                344,308

Cash and cash equivalents, beginning                                       2,896,627              2,925,106
                                                                         -----------            -----------
Cash and cash equivalents, ending                                        $ 2,939,166            $ 3,269,414
                                                                         ===========            ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                          $   468,951            $   462,440
                                                                         ===========            ===========
  Income taxes paid                                                                -            $         -
                                                                         ===========            ===========

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans                      $                      $        -
                                                                         ===========            ===========

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

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

Basis of Presentation

The consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $133,000 (or $.14 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 2000, compared with a loss of $18,000 (or $.02 per share) for the quarter ended March 31, 1999.

At March 31, 2000, the Company had total assets of approximately $51.1 million compared to $51.8 million at December 31, 1999. Total assets had a decrease of $694,000, or 1.3% since year end 1999. At March 31, 2000, assets were comprised principally of loans and investment securities. Loans decreased $235,000, or
 .7%, to $31.3 million at March 31, 2000. Investment securities increased $215,000, or 1.5%. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at March 31, 2000 were $45.1 million compared to $46.0 million at December 31, 1999. These liabilities consisted almost entirely of deposits for both periods. Demand and saving deposits increased by $431,000, or 1.6% to $26.7 million, and time deposits decreased $1.6 million, or 8.2%, to $17.9 million. At March 31, 2000, $2.9 million, or 6.4%, of total deposits were non interest-bearing compared to $3.5 million, or 7.7%, at December 31, 1999. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At March 31, 2000 and December 31, 1999, the Company had stockholders' equity of approximately $5.9 million and $5.8 million, respectively. Stock-holders' equity was affected by the Company's first three months of 2000 income of $133,000, and a $13,000 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to generate profits on consistent basis, but there can be no assurance that this will be the case. During the first quarter of 1999 the Bank became a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At March 31, 2000, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Year 2000 Compliance

The Company experienced no problems related to Y2K. The Company incurred no Y2K related expenses in the quarter ended March 31, 2000 and no future Y2K expenses are anticipated. Y2K related expense was $4,075 in the first quarter of 1999.

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

          (a)  Not applicable.
          (b)  Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 13, 2000, the shareholders of the Company voted upon the following matters with the following results:

          (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

                 Name                  Votes For        Votes witheld
                 -----------------     ---------        -------------
                 Jack W. Bowling        672,025             1,950
                 Jackson M. Bruce       665,959             8,016
                 Nathan R. Tuck         667,321             6,654

Sybil S. Atkinson, Randolph V. Christley, Hiawatha Nicely, Jr, A. Carole Pratt, David W. Ratcliff, Jr. and J. David Wine, continue to service as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              27. Financial Data Schedule.
          (b) Reports on 8-K
              None.

                                   SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 12, 1999                                   By: /s/Phillip M. Baker
                                                     --------------------------
                                                     Phillip M. Baker
                                                     Chief Financial Officer