Form 10QSB
period 2000-06-30
CNB HOLDINGS INC
filed 2000-08-14
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
--
1934 for the quarterly period ended June 30, 2000.

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

                                 (540) 994-0831
                (Issuer's telephone number, including area code)
   ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ------   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of August 4, 2000.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                              -------   ---

                               CNB Holdings, Inc.
                                  Form 10-QSB

                                     INDEX

------------------------------------------------------------------------------
PART 1.     FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.


Consolidated Balance Sheets as of June 30, 2000 and
  December 31,1999...........................................  3

Consolidated Statements of Operations for the Six Months
   Ended June 30, 2000 and 1999..............................  4

Consolidated Statements of Operations for the Three Months
   Ended June 30, 2000 and 1999..............................  5

Consolidated Statements of Cash Flows for the Six Months
  Ended  June 30, 2000 and 1999..............................  6

Consolidated Statements of Cash Flows for the Three Months
  Ended  June 30, 2000 and 1999..............................  7

Notes to Consolidated Financial Statements...................  8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................  9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................... 10

Item 2. Changes in Securities................................ 10

Item 3. Defaults Upon Senior Securities...................... 10

Item 4. Submission of Matters to a Vote of Security Holders.. 10

Item 5. Other Information.................................... 10

Item 6. Exhibits and Reports on Form 8-K..................... 10

SIGNATURES................................................... 10


All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


                                                          June 30,    December 31,
                                                            2000          1999
                                                        -----------    -----------
Assets
  Cash and due from banks                               $ 3,666,160    $ 2,896,627
  Federal funds sold                                              -        760,000
  Investment securities available for sale               16,764,853     14,188,398
  Loans, net of allowance for loan losses
    of $339,496 in 2000 and $321,574 in 1999             31,546,697     31,570,674
  Property and equipment, net                             1,967,111      1,994,281
  Accrued income                                            316,545        307,451
  Other assets                                               55,709         60,900
                                                        -----------    -----------
          Total assets                                  $54,317,075    $51,778,331
                                                        ===========    ===========

Liabilities
  Demand deposits                                       $ 3,358,933    $ 3,507,508
  Interest-bearing demand deposits                       16,712,181     15,923,772
  Savings deposits                                        9,403,203      6,805,463
  Large denomination time deposits                        3,705,747      4,041,584
  Other time deposits                                    14,809,043     15,491,406
                                                        -----------    -----------
          Total deposits                                 47,989,107     45,769,733

  Federal funds purchased                                    95,000              -
  Other borrowed funds                                      123,430        126,570
  Accrued interest payable                                   59,922         61,095
  Other liabilities                                          18,647         27,954
                                                        -----------    -----------
          Total liabilities                              48,286,106     45,985,352
                                                        -----------    -----------

  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                  -              -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 2000 and 1999                                      4,631,995      4,631,995
  Surplus                                                 2,803,782      2,803,782
  Retained deficit                                         (902,344)    (1,156,366)
  Unrealized depreciation on investment
    securities available for sale                          (502,464)      (486,432)
                                                        -----------    -----------
          Total stockholders' equity                      6,030,969      5,792,979
                                                        -----------    -----------
          Total liabilities and stockholders' equity    $54,317,075    $51,778,331
                                                        ===========    ===========




See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Six months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                       2000        1999
                                                                 ----------  ----------
Interest income:
    Loans and fees on loans                                      $1,370,919  $1,404,559
    Federal funds sold                                                8,826      39,374
    Taxable investment securities                                   457,308     380,775
                                                                 ----------  ----------
          Total interest income                                   1,837,053   1,824,708
                                                                 ----------  ----------

Interest expense:
  Deposits                                                          908,146     934,111
  Federal funds purchased                                             6,923       3,131
  Other borrowed funds                                                3,551       3,724
                                                                 ----------  ----------
  Total interest expense                                            918,620     940,966
                                                                 ----------  ----------
          Net interest income                                       918,433     883,742

Provision for loan losses                                            28,750      25,489
                                                                 ----------  ----------
          Net interest income after provision for loan losses       889,683     858,253
                                                                 ----------  ----------

Noninterest income:
    Service charges on deposit accounts                              94,381      82,276
    Net realized gains on sales of securities                             -           -
    Other income                                                     86,898      62,843
                                                                 ----------  ----------
          Total noninterest income                                  181,279     145,119
                                                                 ----------  ----------

Noninterest expense:
    Salaries and employee benefits                                  364,778     431,663
    Occupancy expense                                                64,850      71,266
    Equipment expense                                                51,697      56,975
    Other expense                                                   335,615     380,348
                                                                 ----------  ----------
          Total noninterest expense                                 816,940     940,252
                                                                 ----------  ----------

          Net income (loss)                                      $  254,022  $   63,120
                                                                 ==========  ==========

Basic earnings per share                                               $.27        $.07
                                                                 ==========  ==========
Weighted average shares outstanding                              $  926,399     926,399
                                                                 ==========  ==========




See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


                           Three Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                     2000      1999
                                                                 --------  --------
Interest income:
    Loans and fees on loans                                      $689,592  $702,497
    Federal funds sold                                              4,562    25,620
    Taxable investment securities                                 232,002   190,854
                                                                 --------  --------
          Total interest income                                   926,156   918,971
                                                                 --------  --------

Interest expense:
  Deposits                                                        454,555   469,080
  Federal funds purchased                                           4,304     3,131
  Other borrowed funds                                              1,764     1,851
                                                                 --------  --------
          Total interest expense                                  460,623   474,062
                                                                 --------  --------
          Net interest income                                     465,533   444,909

Provision for loan losses                                          13,750       413
                                                                 --------  --------
          Net interest income after provision for loan losses     451,783   444,496
                                                                 --------  --------

Noninterest income:
    Service charges on deposit accounts                            48,710    42,533
    Net realized gains on sales of securities                           -         -
    Other income                                                   36,682    29,043
                                                                 --------  --------
          Total noninterest income                                 85,392    71,576
                                                                 --------  --------

Noninterest expense:
    Salaries and employee benefits                                189,072   197,365
    Occupancy expense                                              31,631    33,466
    Equipment expense                                              22,654    26,108
    Other expense                                                 173,014   177,661
                                                                 --------  --------
          Total noninterest expense                               416,371   434,600
                                                                 --------  --------

          Net income                                             $120,804  $ 81,472
                                                                 ========  ========

Basic earnings per share                                             $.13      $.09
                                                                 ========  ========
Weighted average shares outstanding                              $926,399   926,399
                                                                 ========  ========




See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                                    Six Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                    2000            1999
                                                                -----------     ------------
Cash flows from operating activities:
  Net income (loss)                                             $    254,022   $    63,120
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
    Depreciation and amortization                                     60,851        66,044
    Provision for loan losses                                         28,750        25,489
    Accretion of discount on securities, net                          11,338        34,945
    Changes in assets and liabilities:
     Accrued income                                                   (9,094)       64,055
     Other assets                                                      5,191       (25,681)
     Accrued interest payable                                         (1,173)       10,650
     Other liabilities                                                (9,307)       (1,545)
                                                                ------------   -----------
      Net cash flows provided by operating activities                340,578       237,077
                                                                ------------   -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                      760,000      (316,000)
  Purchases of investment securities                             (15,987,334)   (6,905,397)
  Sales of available for sale securities                                   -     2,498,716
  Maturities of investment securities                             13,383,509     4,588,430
  Net (increase) decrease in loans                                    (4,773)   (1,191,511)
  Purchases of property and equipment                                (33,681)      (18,793)
                                                                ------------   -----------
      Net cash flows provided by investing activities             (1,882,279)   (1,344,555)
                                                                ------------   -----------

Cash flows from financing activities:
  Net increase in demand, NOW, and savings deposits                3,237,574       108,803
  Net increase (decrease) in time deposits                        (1,018,200)    1,312,961
  Net increase (decrease) in federal funds purchased                  95,000      (851,000)
 Repayment of borrowed funds                                          (3,140)       (2,967)
                                                                ------------   -----------
      Net cash flows used by financing activities                  2,311,234       567,797
                                                                ------------   -----------
      Net increase in cash and cash equivalents                      769,533      (539,681)

Cash and cash equivalents, beginning                               2,896,627     2,925,106
                                                                ------------   -----------
Cash and cash equivalents, ending                               $  3,666,160   $ 2,385,425
                                                                ============   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                 $    919,793   $   930,316
                                                                ============   ===========
  Income taxes paid                                                        -   $         -
                                                                ============   ===========

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans             $          -   $         -
                                                                ============   ===========




See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------



                                                                 Three Months Ended
                                                                       June 30,
                                                              -------------------------
                                                                  2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                           $   120,804   $    81,472
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
    Depreciation and amortization                                  30,833        32,954
    Provision for loan losses                                      13,750           413
    Accretion of discount on securities, net                        4,469        15,464
    Changes in assets and liabilities:
     Accrued income                                               (18,392)      (27,193)
     Other assets                                                   8,085       (27,914)
     Accrued interest payable                                       9,781         6,186
     Other liabilities                                            (46,437)       (1,989)
                                                              -----------   -----------
      Net cash flows provided by operating activities             122,893        79,393
                                                              -----------   -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                    50,000     1,435,000
  Purchases of investment securities                           (6,705,808)   (3,933,403)
  Sales of available for sale securities                                -             -
  Maturities of investment securities                           4,310,015       684,051
  Net (increase) decrease in loans                               (224,665)      789,343
  Purchases of property and equipment                              (3,698)       (3,158)
                                                              -----------   -----------
      Net cash flows provided by investing activities          (2,574,156)   (1,028,167)
                                                              -----------   -----------

Cash flows from financing activities:
  Net increase in demand, NOW, and savings deposits             2,807,027      (607,086)
  Net increase (decrease) in time deposits                        581,811       673,365
  Net increase (decrease) in federal funds purchased             (209,000)            -
 Repayment of borrowed funds                                       (1,581)       (1,494)
                                                              -----------   -----------
      Net cash flows used by financing activities               3,178,257        64,785
                                                              -----------   -----------
      Net increase (decrease) in cash and cash equivalents        726,994      (883,989)

Cash and cash equivalents, beginning                            2,939,166     3,269,414
                                                              -----------   -----------
Cash and cash equivalents, ending                             $ 3,666,160   $ 2,385,425
                                                              ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                               $   450,842   $   467,876
                                                              ===========   ===========
  Income taxes paid                                                     -   $         -
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

Basis of Presentation

The consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $254,000 (or $.27 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 2000, compared with a income of $63,000 (or $.07 per share) for the six months ended June 30, 1999.

At June 30, 2000, the Company had total assets of approximately $54.3 million compared to $51.8 million at December 31, 1999. Total assets had an increase of $2.5 million, or 4.9% since year end 1999. At June 30, 2000, assets were comprised principally of loans and investment securities. Loans decreased slightly, to $31.5 million at June 30, 2000. Loans were $31.6 million at December 31, 1999. Investment securities increased $2.6 million, or 18.2%. As quality loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at June 30, 2000 were $48.3 million compared to $46.0 million at December 31, 1999. These liabilities consisted almost entirely of deposits for both periods. Demand and saving deposits increased by $3.2 million, or 12.3% to $29.5 million, and time deposits decreased $1.0 million, or 5.2%, to $18.5 million. At June 30, 2000, $3.4 million, or 7.0%, of total deposits were non interest-bearing compared to $3.5 million, or 7.7%, at December 31, 1999. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At June 30, 2000 and December 31, 1999, the Company had stockholders' equity of approximately $6.0 million and $5.8 million, respectively. Stock-holders' equity was affected by the Company's first six months of 2000 income of $254,000, and a $16,000 decrease in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to generate profits on a more consistent basis, but there can be no assurance that this will be the case. During the first quarter of 1999 the Bank became a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At June 30, 2000, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Year 2000 Compliance

The Company experienced no problems related to Y2K. The Company incurred no Y2K related expenses in the six months ended June 30, 2000 and no future Y2K expenses are anticipated. Y2K related expense was $15,075 in the first half of 1999.

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

        (a)  Not applicable.
        (b)  Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On July 11, 2000, the company announced plans to affiliate with FNB, Corporation., a bank holding company headquartered in Christiansburg, Virginia. Under the terms of the agreement, shareholders of CNB will receive consideration valued at $10.60 for each share of CNB common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each CNB shareholder's election. The cash and FNB stock portion of the consideration, however, will each be limited to 50 percent of the total consideration paid.

        For those CNB shares which are converted into FNB shares, the number of FNB shares issues will be determined by dividing $10.60 by the average closing price of FNB share for the 30 trading days ending 10 days prior to closing, but in no case will FNB issue more than 0.642 shares or less that 0.544 shares. The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged and accounted for under the purchase method of accounting. It is expected to be accretive to cash earnings per share in the first full year of operation. The plan is subject to approval by the shareholders of CNB Holdings, Inc.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             27. Financial Data Schedule.
        (b)  Reports on 8-K
             None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: August 8, 2000   By: /s/Phillip M. Baker

                          ______________________________
                          Phillip M. Baker
                          Chief Financial Officer