Form 10QSB
period 2000-09-30
CNB HOLDINGS INC
filed 2000-11-13
CIK 912566

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
 X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
---
1934 for the quarterly period ended September 30, 2000.

Or

    Transition Report under Section 13 or 15 (d) of the Securities Exchange Act
---
of 1934 for the transition period from                    to                   .
                                       ------------------    ------------------

                          Commission File No. 33-69326

                               CNB HOLDINGS, INC.
           (Exact name of the registrant as specified in its charter)

               Virginia                           54-1663340
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of November 9, 2000.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                               CNB Holdings, Inc.
                                  Form 10-QSB

                                     INDEX

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.

Consolidated Balance Sheets as of September 30, 2000 and
   December 31,1999........................................................    3

Consolidated Statements of Operations for the Nine Months
   Ended September 30, 2000 and 1999.......................................    4

Consolidated Statements of Operations for the Three Months
   Ended September 30, 2000 and 1999.......................................    5

Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2000 and 1999.......................................    6

Consolidated Statements of Cash Flows for the Three Months
   Ended September 30, 2000 and 1999.......................................    7

Notes to Consolidated Financial Statements.................................    8


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.........................................    9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   10

Item 2.   Changes in Securities............................................   10

Item 3.   Defaults Upon Senior Securities..................................   10

Item 4.   Submission of Matters to a Vote of Security Holders..............   10

Item 5.   Other Information................................................   10

Item 6.   Exhibits and Reports on Form 8-K.................................   10

SIGNATURES.................................................................   10

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                                         September 30,   December 31,
                                                             2000            1999
                                                         -------------   ------------
Assets
  Cash and due from banks                                 $ 3,311,034    $ 2,896,627
  Federal funds sold                                                -        760,000
  Investment securities available for sale                 13,749,102     14,188,398
  Loans, net of allowance for loan losses
    of $379,682 in 2000 and $321,574 in 1999               31,780,625     31,570,674
  Property and equipment, net                               1,936,686      1,994,281
  Accrued income                                              333,594        307,451
  Other assets                                                 96,485         60,900
                                                          -----------    -----------
          Total assets                                    $51,207,526    $51,778,331
                                                          ===========    ===========

Liabilities
  Demand deposits                                         $ 4,354,836    $ 3,507,508
  Interest-bearing demand deposits                         11,511,402     15,923,772
  Savings deposits                                          9,894,088      6,805,463
  Large denomination time deposits                          4,133,723      4,041,584
  Other time deposits                                      14,646,640     15,491,406
                                                          -----------    -----------
          Total deposits                                   44,540,689     45,769,733

  Federal funds purchased                                     192,000              -
  Other borrowed funds                                        121,826        126,570
  Accrued interest payable                                     83,841         61,095
  Other liabilities                                            31,367         27,954
                                                          -----------    -----------
          Total liabilities                                44,969,723     45,985,352
                                                          -----------    -----------

  Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                                    -              -
  Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 2000 and 1999                                        4,631,995      4,631,995
  Surplus                                                   2,803,782      2,803,782
  Retained deficit                                           (821,468)    (1,156,366)
  Unrealized depreciation on investment
    securities available for sale                            (376,506)      (486,432)
                                                          -----------    -----------
          Total stockholders' equity                        6,237,803      5,792,979
                                                          -----------    -----------
          Total liabilities and stockholders' equity      $51,207,526    $51,778,331
                                                          ===========    ===========

See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Nine months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       2000        1999
                                                                    ----------  ----------
Interest income:
    Loans and fees on loans                                         $2,085,218  $2,116,199
    Federal funds sold                                                  18,255      46,995
    Taxable investment securities                                      704,327     576,937
                                                                    ----------  ----------
          Total interest income                                      2,807,800   2,740,131
                                                                    ----------  ----------

Interest expense:
  Deposits                                                           1,400,892   1,379,072
  Federal funds purchased                                                9,496       5,624
  Other borrowed funds                                                   5,293       5,554
                                                                    ----------  ----------
  Total interest expense                                             1,415,681   1,390,250
                                                                    ----------  ----------
          Net interest income                                        1,392,119   1,349,881

Provision for loan losses                                               88,750     166,638
                                                                    ----------  ----------
          Net interest income after provision for loan losses        1,303,369   1,183,243
                                                                    ----------  ----------

Noninterest income:
    Service charges on deposit accounts                                136,553     121,462
    Net realized gains on sales of securities                                -           -
    Other income                                                       108,346      76,713
                                                                    ----------  ----------
          Total noninterest income                                     244,899     198,175
                                                                    ----------  ----------

Noninterest expense:
    Salaries and employee benefits                                     554,696     598,610
    Occupancy expense                                                  102,233     109,825
    Equipment expense                                                   74,534      82,555
    Other expense                                                      481,907     609,384
                                                                    ----------  ----------
          Total noninterest expense                                  1,213,370   1,400,374
                                                                    ----------  ----------

          Net income (loss)                                         $  334,898  $  (18,956)
                                                                    ==========  ==========

Basic earnings per share                                            $      .36  $     (.02)
                                                                    ==========  ==========
Weighted average shares outstanding                                 $  926,399     926,399
                                                                    ==========  ==========

See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                        September 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
Interest income:
    Loans and fees on loans                                         $714,299    $711,640
    Federal funds sold                                                 9,429       7,621
    Taxable investment securities                                    247,019     196,162
                                                                    --------    --------
          Total interest income                                      970,747     915,423
                                                                    --------    --------

Interest expense:
  Deposits                                                           492,746     444,961
  Federal funds purchased                                              2,573       2,493
  Other borrowed funds                                                 1,742       1,830
                                                                    --------    --------
          Total interest expense                                     497,061     449,284
                                                                    --------    --------
          Net interest income                                        473,686     466,139

Provision for loan losses                                             60,000     141,149
                                                                    --------    --------
          Net interest income after provision for loan losses        413,686     324,990
                                                                    --------    --------

Noninterest income:
    Service charges on deposit accounts                               42,172      39,186
    Net realized gains on sales of securities                              -           -
    Other income                                                      21,448      13,870
                                                                    --------    --------
          Total noninterest income                                    63,620      53,056
                                                                    --------    --------

Noninterest expense:
    Salaries and employee benefits                                   189,918     166,947
    Occupancy expense                                                 37,383      38,559
    Equipment expense                                                 22,837      25,580
    Other expense                                                    146,292     229,036
                                                                    --------    --------
          Total noninterest expense                                  396,430     460,122
                                                                    --------    --------

          Net income                                                $ 80,876    $(82,076)
                                                                    ========    ========

Basic earnings per share                                            $    .09    $   .(09)
                                                                    ========    ========
Weighted average shares outstanding                                 $926,399     926,399
                                                                    ========    ========

See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                     2000           1999
                                                                 ------------   -----------
Cash flows from operating activities:
  Net income (loss)                                              $    334,898   $   (18,956)
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
    Depreciation and amortization                                      91,276       100,728
    Provision for loan losses                                          88,750       166,638
    Accretion of discount on securities, net                           15,124        50,700
    Changes in assets and liabilities:
     Accrued income                                                   (26,143)       96,573
     Other assets                                                     (35,585)      (54,119)
     Accrued interest payable                                          22,746        21,138
     Other liabilities                                                  3,413        24,568
                                                                 ------------   -----------
      Net cash flows provided by operating activities                 494,479       387,270
                                                                 ------------   -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                       760,000    (1,011,000)
  Purchases of investment securities                              (18,107,508)   (7,005,397)
  Sales of available for sale securities                                    -     3,499,463
  Maturities of investment securities                              18,641,606     8,081,996
  Net (increase) decrease in loans                                   (298,701)     (789,322)
  Purchases of property and equipment                                 (33,681)     (130,092)
                                                                 ------------   -----------
      Net cash flows provided by investing activities                 961,716     2,645,648
                                                                 ------------   -----------

Cash flows from financing activities:
  Net decrease in demand, NOW, and savings deposits                  (476,417)     (604,343)
  Net increase (decrease) in time deposits                           (752,627)     (834,031)
  Net increase (decrease) in federal funds purchased                  192,000      (851,000)
  Repayment of borrowed funds                                          (4,744)       (4,483)
                                                                 ------------   -----------
      Net cash flows used by financing activities                  (1,041,788)   (2,293,857)
                                                                 ------------   -----------
      Net increase in cash and cash equivalents                       414,407       739,061

Cash and cash equivalents, beginning                                2,896,627     2,925,106
                                                                 ------------   -----------
Cash and cash equivalents, ending                                $  3,311,034   $ 3,664,167
                                                                 ============   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                  $  1,392,935   $ 1,369,112
                                                                 ============   ===========
  Income taxes paid                                              $          -   $         -
                                                                 ============   ===========

Supplemental disclosure of noncash investing activities:
  Other real estate acquired in settlement of loans              $          -   $         -
                                                                 ============   ===========

See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                  2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                           $    80,876   $   (82,076)
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
    Depreciation and amortization                                  30,425        34,684
    Provision for loan losses                                      60,000       141,149
    Accretion of discount on securities, net                        3,786        15,755
    Changes in assets and liabilities:
     Accrued income                                               (17,049)       32,518
     Other assets                                                 (40,776)      (28,438)
     Accrued interest payable                                      23,919        10,488
     Other liabilities                                             12,720        26,113
                                                              -----------   -----------
      Net cash flows provided by operating activities             153,901       150,193
                                                              -----------   -----------

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold                         -      (695,000)
  Purchases of investment securities                           (2,120,174)     (100,000)
  Sales of available for sale securities                                -     1,000,747
  Maturities of investment securities                           5,258,097     3,493,566
  Net (increase) decrease in loans                               (293,928)      402,189
  Purchases of property and equipment                                   -      (111,299)
                                                              -----------   -----------
      Net cash flows provided by investing activities           2,843,995     3,990,203
                                                              -----------   -----------

Cash flows from financing activities:
  Net increase in demand, NOW, and savings deposits            (3,713,991)     (713,146)
  Net increase (decrease) in time deposits                        265,573    (2,146,992)
  Net increase (decrease) in federal funds purchased               97,000             -
 Repayment of borrowed funds                                       (1,604)       (1,516)
                                                              -----------   -----------
      Net cash flows used by financing activities              (3,353,022)   (2,861,654)
                                                              -----------   -----------
      Net increase (decrease) in cash and cash equivalents       (355,126)    1,278,742

Cash and cash equivalents, beginning                            3,666,160     2,385,425
                                                              -----------   -----------
Cash and cash equivalents, ending                             $ 3,311,034   $ 3,664,167
                                                              ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                               $   473,142   $   428,146
                                                              ===========   ===========
  Income taxes paid                                           $         -   $         -
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

Basis of Presentation

The consolidated financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry. All significant inter-company accounts have been eliminated during consolidation.

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

Merger Related Expenses

On July 11, 2000, the Company announced plans to affiliate with FNB, Corporation, a Bank Holding Company headquartered in Christiansburg, Virginia. The proposed affiliation must be approved by the shareholders of CNB Holdings, Inc. The Bank retained the services of an investment firm to advise on matters related to the merger. The investment firm is to receive a fee, contingent on shareholder approval of the affiliation, of approximately $168,000.

In addition, if the proposed affiliation is approved, management expects to cancel a data processing contract. Under terms of the contract, there is an early cancellation fee based on when the contract is cancelled. It is not known exactly when the cancellation will occur, but management expects the fee to be between $80,000 and $100,000. Due to uncertainty regarding these two items, neither is recorded in the financial statements as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $335,000 (or $.36 per share, based on 926,399 weighted average shares of common stock outstanding during the period) for the nine months ended September 30, 2000, compared with a loss of $19,000 (or $.02 per share) for the nine months ended September 30, 1999.

At September 30, 2000, the Company had total assets of approximately $51.2 million compared to $51.8 million at December 31, 1999. Total assets had a decrease of $571,000, or 1.1% since year end 1999. At September 30, 2000, assets were comprised principally of loans and investment securities. Loans increased slightly, to $31.9 million at September 30, 2000. Loans were $31.6 million at December 31, 1999. Investment securities decreased $439,000, or 3.1%. As quality loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at September 30, 2000 were $45.0 million compared to $46.0 million at December 31, 1999. These liabilities consisted almost entirely of deposits for both periods. Demand and saving deposits decreased by $476,000, or 1.8% to $26.3 million, and time deposits decreased $753,000, or 3.4%, to $19.5 million. At September 30, 2000, $4.4 million, or 9.8%, of total deposits were non interest-bearing compared to $3.5 million, or 7.7%, at December 31, 1999. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At September 30, 2000 and December 31, 1999, the Company had stockholders' equity of approximately $6.2 million and $5.8 million, respectively. Stock-holders' equity was affected by the Company's first nine months of 2000 income of $335,000, and a $110,000 increase in the market value of investment securities available for sale.

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

At September 30, 2000, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Year 2000 Compliance

The Company experienced no problems related to Y2K. The Company incurred no Y2K related expenses in the nine months ended September 30, 2000 and no future Y2K expenses are anticipated. Y2K related expense was $28,000 in the first nine months of 1999.

PART II.  OTHER INFORMATION

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

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.  Financial Data Schedule.
          (b)  Reports on 8-K
               None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: November 9, 2000       By: /s/ Phillip M. Baker

                             ______________________________
                             Phillip M. Baker
                             Chief Financial Officer