Form 10KSB
period 2000-12-31
CNB HOLDINGS INC
filed 2001-03-29
CIK 912566

                    U.S. Securities And Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)
 X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---
      1934 (Fee required) For the fiscal year ended December 31, 2000
                                      or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ______ to ______

          Commission file no. 33-69326

                              CNB HOLDINGS, INC.
                       --------------------------------
                (Name of small business issuer in its charter)

               Virginia                            54-1663340
               --------                           ------------
      (State or other jurisdiction               (IRS Employer
      of incorporation or organization)       Identification No.)

           900 Memorial Drive
           Pulaski, Virginia                          24301

       ------------------                             -----
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

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  Yes   X   No_____
      -----
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,081,785.

The aggregate market value of the voting stock as of March 21, 2001, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $9,263,990.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 21, 2001.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No  X
                                                                        ---
                      DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2000 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13. The issuer's Proxy Statement dated March 9, 2001 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.


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

On July 11, 2000, the Company announced plans to affiliate with FNB Corporation ("FNB"), a bank holding company headquartered in Christiansburg, Virginia. Under the terms of the agreement, shareholders of the Company will receive consideration valued at $10.60 for each share of common stock, in the form of cash, stock of FNB, or a combination of cash and stock, at each CNB Holdings, Inc. shareholder's election. The cash and FNB stock portion of the consideration, however, will each be limited to 50 percent of the total consideration paid.

The transaction will be structured as a tax-free reorganization to the extent of the shares exchanged and accounted for under the purchase method of accounting. The plan is subject to approval by the shareholders of CNB Holdings, Inc.

The agreement contains standard conditions for transactions of that sort, including a condition that no material adverse change in the condition or business of the Company shall have occurred since December 31, 1999. In light of this condition in the merger agreement, and because of the existing uncertainties relating to the ultimate outcome of the litigation against the Bank described in Item 3 herein, the Company has agreed to delay submission of the affiliation to shareholders of the Company for approval. However, because the case is in the early stages, and in view of the amount of damages claimed, the pending merger between the Company and FNB may be adversely affected; and the closing deadline currently in effect expires on March 31, 2001.

LOCATION AND SERVICE AREA

The Bank's primary service area is Pulaski County and the City of Radford, Virginia. The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 900 Memorial Drive, Pulaski, Virginia, which is at the corner of Memorial Drive and Lee Highway (U.S. Route 11). See "Item 2. Description of Property" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area. The Bank is the only locally owned and operated commercial bank in Pulaski County.

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

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-GM Heavy Trucks (2,800 employees), Pulaski Furniture (1,000 employees) Renfro Corporation (a textile manufacturer with 1,000 employees) and Jefferson Mills, Inc. (350 employees). Agricultural production, consisting primarily of beef cattle and dairy farming contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

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

The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also makes real estate construction and acquisition loans and originates and holds fixed and variable rate mortgage loans. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including borrowers' relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. The Bank may not make loans to any director, officer or 10% shareholder of the Company or the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable than would be available to a person not affiliated with the Bank.

Other bank services include mortgage loan origination, cash management services, travelers checks, direct deposit of payroll and social security checks, and automated drafts for various accounts. The Bank is associated with shared networks of automated teller machines and debit card retail locations that Bank customers may use throughout Virginia and other regions. The Bank also offers VISA credit and debit card services.

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

In addition to the commercial banks described above. Two credit unions also operate in the county. In addition, the Bank is subject to aggressive competition from a wide variety of financial service companies offering an expansive array of financial products and services.

The Company believes that the community focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in some segments of this market.


EMPLOYEES

The Bank presently has 22 full-time equivalent employees. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

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

Federal Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"), Under the BHCA, the Company is subject to periodic examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is required to file periodic reports of it's operations and such information as the Federal Reserve may require. Company and Bank activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Bank is permitted to branch freely within the state of Virginia. The Virginia Act permits statewide branching for Virginia state banks. As a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal Interstate Banking Efficiency Act (the "Interstate Act), which expands the ability of banks to compete interstate, was enacted. The Interstate Act permits nationwide interstate acquisitions of banks by bank holding companies beginning September 29, 1995, and permits nationwide interstate mergers of banks beginning June 1, 1997. States can legislatively opt not to permit inter state banks mergers or can legislatively opt to permit interstate bank merges before the June 1, 1997, effective date. The Virginia General Assembly has adopted legislation which opts to permit nationwide interstate bank mergers effective July 1, 1995.

Community Reinvestment Act. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal regulators of financial institutions to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has received a satisfactory CRA evaluation.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Company and Bank main offices are located on a 4.9 acre plot at 900 Memorial Drive in Pulaski. The Bank opened for business on August 29, 1994, in a temporary modular building on the site and utilized the temporary facility for 16 months while the permanent Bank facility was constructed. The Bank began construction on the permanent facility on March 28, 1995. Construction was completed on December 1, 1995. The cost of the building was $933,000. The furniture, fixtures and equipment for the facility cost $143,000. The permanent facility is a two-story brick building and contains approximately 10,500 square feet. It features five inside teller windows, three drive-up lanes, a drive-up night depository and a drive up automated teller machine and safe-deposit boxes.

The main office site was purchased from a partnership 100% owned by Jack W. Bowling, a director of the Company, and five members of his immediate family in an exchange transaction for 25,000 shares of common stock. See "Item 12. Certain Relationships and Related Transactions."

The second branch office of the Bank, which opened October 4, 1997, is located at 202 N. Washington Ave, Pulaski, Virginia in CNB Center at the site of a regional bank's former branch office. It is a full-service branch, with three inside teller windows, a drive-up lane, a night depository, and safety deposit boxes. The Bank also has installed a stand-alone automated teller machines on the campus of the New River Community College in Dublin, Virginia and Pulaski Community Hospital in Pulaski Virginia.

CNB Center was purchased in 1997 from NationsBank for $187,000. This three story building has approximately 20,000 square feet. In addition to the branch, the building houses the Bank's operations department. The second and third floors are leased to unrelated third parties and is available for future expansion.

In the normal course of business, the Bank invests in debt securities collateralized by real estate mortgages on residential properties. The Bank's policies regarding investment in mortgage-backed securities are subject to change by the Board of Directors without a vote of stockholders. The Bank also originates and holds real estate mortgages. These are secured by first and second deeds of trust on residential and commercial properties.

ITEM 3. LEGAL PRCEEDINGS.

Community National Bank (the Bank), the wholly-owned subsidiary of CNB Holdings, Inc., is the defendant in a suit filed on November 22, 2000 by another bank in the United States District Court for the Western District of Virginia, Roanoke Division. The suit seeks to recover damages in the total amount of $3.4 million arising from an apparent check-kiting scheme engaged in by a mutual customer. The amount claimed includes the amount represented by checks deposited by the plaintiff and returned unpaid by the Bank, and $1.0 million in alleged consequential damages.

The Bank has filed a responsive pleading denying any liability to the plaintiff. The bank has also filed a third party complaint seeking judgment against the correspondent bank which handled the notice of return, in the event the plaintiff is able to establish that the Bank is liable to it for certain of the returned checks. The case is in the preliminary stages, and no discovery has yet been taken by either party.

The Bank intends to contest this suit vigorously, and believes that it has substantial defenses to liability, an opportunity to develop evidence which may limit the amount of recoverable damages awarded, if any, and a potential claim for indemnity from its correspondent bank for damages relating to certain returned checks.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which 926,399 were issued and outstanding as of March 21, 2001. There is no established public trading market in the common stock, and one is not expected to develop in the near future. The Company's common stock trades thinly, primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 21, 2001, there are approximately 1,100 stockholders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even though the Company has achieved profitable operations.

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2000, the Bank was not yet cumulatively profitable. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 2000 Annual Report to Stockholders, pages 25 through 39.

ITEM 7.  FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 2 through 24 of the Company's 2000 Annual Reports to Stockholders are incorporated herein by reference:

      1. Independent Auditor's Report
      2. Consolidated Balance Sheets as of December 31, 2000 and 1999
      3. Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998
      4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 2000, 1999, and 1998
      5. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
      6. Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the year and there were no disagreements on accounting and financial disclosure.

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 2000 are listed on page 5 of the Company's Proxy statement dated March 9, 2001 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 2 of The Company's Proxy statement dated March 9, 2001 which information is incorporated herein by reference.

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16 of the Securities Exchange Act" on page 6 of the Company's Proxy Statement dated March 9, 2001, which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on page 5 of the Company's Proxy Statement dated March 9, 2001, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated March 9, 2001, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Trans-actions" on page 4 of the Company's Proxy statement dated March 9, 2001, is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 2000 Annual Report to Stockholder

                                                          2000 Annual Report to
                                                        Stockholders page number

                                                        ------------------------

Consolidated Balance Sheets-December 31, 2000 and 1999               2
Consolidated Statements of Operations - Years ended
 December 31, 2000, 1999 and 1998                                    3
Consolidated Statements of Stockholders' Equity - Years
 ended December 31, 2000, 1999 and 1998                              4
Consolidated Statements of Cash Flows - Years ended
 December 31, 2000, 1999 and 1998                                    5
Notes to Consolidated Financial Statements                        6-23
Independent Auditor's Report                                        24
Management's Discussion and Analysis                             25-39


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

10.1 Construction Agreement dated February 2, 1995, by and between the Bank and Turn-Key Financial Builders, Inc. (incorporated by reference to Exhibit
     10.2 to the Company's 1995 Form 10-KSB).

10.2 CNB Holdings, Inc. 1995 Stock Option Plan (incorporated by reference to
     Exhibit 10.4 to the Company's 1995 Form 10-KSB).

12.1 2000 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

22.1 2001 Proxy Statement.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   March 25, 2001                 By: /s/ Hiawatha Nicely, Jr.
                                           ------------------------
                                           Hiawatha Nicely, Jr
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title               Date
      ---------                       -----               ----

/s/ Sybil S. Atkinson
----------------------------
Sybil S. Atkinson                    Director         March 25, 2001

/s/ Jack W. Bowling
----------------------------
Jack W. Bowling                      Director         March 25, 2001

/s/ Jackson M. Bruce
----------------------------
Jackson M. Bruce                     Director         March 25, 2001

/s/ Randolph V. Chrisley
----------------------------
Randolph V. Chrisley                 Director         March 25, 2001

                                     Chairman,
/s/ Hiawatha Nicely, Jr.           President and
----------------------------
Hiawatha Nicely, Jr.              Chief Executive
                                      Officer         March 25, 2001

/s/ A. Carole Pratt
----------------------------
A. Carole Pratt                      Director         March 25, 2001

/s/ David W. Ratcliff, Jr.
----------------------------
David W. Ratcliff, Jr.               Director         March 25, 2001

/s/ Nathanial R. Tuck
----------------------------
Nathaniel R. Tuck                    Director         March 25, 2001

/s/ J. David Wine
----------------------------
J. David Wine                    Director         March 25, 2001

                               INDEX TO EXHIBITS
                               -----------------

                                                                  PAGE NO. IN
EXHIBIT NO.                      DESCRIPTION                    EQUENTIAL SYSTEM
-----------    -----------------------------------------------  ----------------

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

   10.1 Construction Agreement dated February 2, 1995, by and between the Bank and Turn-Key Financial Builders, Inc. (incorporated by reference to Exhibit 10.2 to the Company's 1995 Form 10-KSB).

   10.2        CNB Holdings, Inc. 1995 Stock Option Plan
               (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

   12.1        2000 Report to Stockholders.

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
               Form 10-KSB).

   22.1        2001 Proxy Statement.