Form 10QSB
period 2001-03-31
CNB HOLDINGS INC
filed 2001-05-15
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
--
1934 for the quarterly period ended March 31, 2001.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ____
                                                              ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 8, 2001.

Transitional Small Business Disclosure Format (check one): Yes_____  No  X
                                                                        ---

                               CNB Holdings, Inc.
                                  Form 10-QSB

                                     INDEX


PART 1.     FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.

Consolidated Balance Sheets as of March 31, 2001 and
  December 31, 2000.......................................................  3

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2001 and 2000...........................................  4

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2001 and 2000...........................................  5

Notes to Consolidated Financial Statements................................  6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS........................................  7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................  8

Item 2. Changes in Securities.............................................  8

Item 3. Defaults Upon Senior Securities...................................  8

Item 4. Submission of Matters to a Vote of Security Holders...............  8

Item 5. Other Information.................................................  8

Item 6. Exhibits and Reports on Form 8-K..................................  8

SIGNATURES................................................................  8

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

=============================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
-----------------------------------------------------------------------------

                                                    March 31,    December 31,
                                                      2001           2000
                                                   -----------    -----------
Assets
 Cash and due from banks                           $ 2,197,217    $ 2,287,853
 Interest-bearing deposits with banks                   22,547         19,185
 Federal funds sold                                  2,206,000         50,000
 Investment securities available for sale           17,165,708     14,906,925
 Restricted equity securities                          365,708        365,708
 Loans, net of allowance for loan losses
  of $438,842 in 2001 and $429,905 in 2000          33,341,877     33,078,951
 Property and equipment, net                         1,891,513      1,905,154
 Accrued income                                        337,682        374,569
 Other assets                                           39,919         47,042
                                                   -----------    -----------
     Total assets                                  $57,568,171    $53,035,387
                                                   ===========    ===========

Liabilities
Deposits:
 Noninterest-bearing deposits                      $ 3,980,684    $ 4,420,708
 Interest-bearing deposits                          46,483,561     41,800,545
                                                   -----------    -----------
     Total deposits                                 50,464,245     46,221,253

 Federal funds purchased                                     -         18,000
 Other borrowed funds                                  118,587        120,202
 Accrued interest payable                               63,289         66,071
 Other liabilities                                      34,224         39,818
                                                   -----------    -----------
     Total liabilities                              50,680,345     46,465,344
                                                   -----------    -----------

 Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; 1,000,000 shares
  authorized; none outstanding                               -              -
 Common stock, $5 par value; 10,000,000 shares
  authorized; 926,399 shares outstanding
  in 2001 and 2000                                   4,631,995      4,631,995
 Surplus                                             2,803,782      2,803,782
 Retained deficit                                     (600,997)      (755,192)
 Unrealized depreciation on investment
  securities available for sale                         53,046       (110,542)
                                                   -----------    -----------
     Total stockholders' equity                      6,887,826      6,570,043
                                                   -----------    -----------
     Total liabilities and stockholders' equity    $57,568,171    $53,035,387
                                                   ===========    ===========



See Notes to Consolidated Financial Statements

=============================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended March 31, 2001 and 2000
-----------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                               2001       2000
                                                            ----------  --------
Interest income:
 Loans and fees on loans                                    $  729,525  $681,327
 Federal funds sold                                             25,435     4,264
 Taxable investment securities                                 248,739   225,306
                                                            ----------  --------
     Total interest income                                   1,003,699   910,897
                                                            ----------  --------

Interest expense:
 Deposits                                                      495,067   453,591
 Federal funds purchased                                           627     2,619
 Other borrowed funds                                            1,731     1,787
                                                            ----------  --------
     Total interest expense                                    497,425   457,997
                                                            ----------  --------
     Net interest income                                       506,274   452,900

Provision for loan losses                                        9,000    15,000
                                                            ----------  --------
     Net interest income after provision for loan losses       497,274   437,900
                                                            ----------  --------

Noninterest income:
 Service charges on deposit accounts                            49,275    45,671
 Net realized gains on sales of securities                           -         -
 Other income                                                   35,170    50,216
                                                            ----------  --------
     Total noninterest income                                   84,445    95,887
                                                            ----------  --------

Noninterest expense:
 Salaries and employee benefits                                198,057   175,706
 Occupancy and equipment expense                                72,823    62,262
 Data processing expense                                        58,812    50,031
 Other expense                                                  97,832   112,570
                                                            ----------  --------
     Total noninterest expense                                 427,524   400,569
                                                            ----------  --------

     Net income (loss)                                      $  154,195  $133,218
                                                            ==========  ========

Basic earnings per share                                          $.17      $.14
                                                            ==========  ========
Weighted average shares outstanding                         $  926,399  $926,399
                                                            ==========  ========

See Notes to Consolidated Financial Statements

=============================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended March 31, 2001 and 2000
-----------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                      2001          2000
                                                                  ------------   -----------
Cash flows from operating activities:
 Net income                                                        $   154,195   $   133,218
 Adjustments to reconcile net income (loss)
  to net cash used by operations:
   Depreciation and amortization                                        29,041        30,018
   Provision for loan losses                                             9,000        15,000
   Accretion of discount on securities, net                             (6,367)        6,869
   Changes in assets and liabilities:
    Accrued income                                                      36,887         9,298
    Other assets                                                         7,123        (2,894)
    Accrued interest payable                                            (2,782)      (10,954)
    Other liabilities                                                   (5,594)       37,130
                                                                   -----------   -----------
     Net cash flows provided by operating activities                   221,503       217,685
                                                                   -----------   -----------

Cash flows from investing activities:
 Net (increase) decrease in federal funds sold                      (2,156,000)      710,000
 Purchases of investment securities                                 (7,025,681)   (9,281,526)
 Sales of available for sale securities                                      -             -
 Maturities of investment securities                                 4,936,853     9,073,494
 Net (increase) decrease in loans                                     (271,926)      219,892
 Purchases of property and equipment                                   (15,400)      (29,983)
                                                                   -----------   -----------
     Net cash flows provided by investing activities                (4,532,154)      691,877
                                                                   -----------   -----------

Cash flows from financing activities:
 Net decrease in noninterest-bearing deposits                         (440,024)     (632,625)
 Net increase (decrease) in interest-bearing deposits                4,683,016      (536,839)
 Net increase (decrease) in federal funds purchased                    (18,000)      304,000
 Repayment of borrowed funds                                            (1,615)       (1,559)
                                                                   -----------   -----------
     Net cash flows used by financing activities                     4,223,377      (867,023)
                                                                   -----------   -----------
     Net increase in cash and cash equivalents                         (87,274)       42,539

Cash and cash equivalents, beginning                                 2,307,038     2,896,627
                                                                   -----------   -----------
Cash and cash equivalents, ending                                  $ 2,219,764   $ 2,939,166
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
 Interest paid                                                     $   500,207   $   468,951
                                                                   ===========   ===========
 Income taxes paid                                                 $         -   $         -
                                                                   ===========   ===========

Supplemental disclosure of noncash investing activities:
 Other real estate acquired in settlement of loans                 $         -   $         -
                                                                   ===========   ===========

See Notes to Consolidated Financial Statements

=============================================================================

Notes to Consolidated and Summary Financial Statements

-----------------------------------------------------------------------------


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

Basis of Presentation

The consolidated financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

=============================================================================

Notes to Consolidated and Summary Financial Statements

-----------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $154,000 (or $.17 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 2001, compared with an income of $133,000 (or $.14 per share) for the quarter ended March 31, 2000.

At March 31, 2001, the Company had total assets of approximately $57.6 million compared to $53.0 million at December 31, 2000. Total assets increased $4.5 million, or 8.5% since year end 2000. At March 31, 2001, assets were comprised principally of loans and investment securities. Loans increased $263,000, or
 .8%, to $33.3 million at March 31, 2001. Investment securities increased $2.3 million, or 15.1%. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at March 31, 2001 were $50.7 million compared to $46.5 million at December 31, 2000. These liabilities consisted almost entirely of deposits for both periods. Noninterest-bearing deposits decreased by $440,000, or 9.9% to $4.0 million, and interest-bearing deposits increased $4.7 million, or 11.2%, to $46.5 million. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At March 31, 2001 and December 31, 2000, the Company had stockholders' equity of approximately $6.9 million and $6.6 million, respectively. Stockholders' equity was affected by the Company's first three months of 2001 income of $154,000, and a $164,000 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations until the Bank begins to generate profits on consistent basis, but there can be no assurance that this will be the case. The Bank is a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At March 31, 2001, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

=============================================================================

Notes to Consolidated and Summary Financial Statements

-----------------------------------------------------------------------------

PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

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

          (a)  Not applicable.
          (b)  Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 12, 2001, the shareholders of the Company voted upon the following matters with the following results:

          (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

        Name                     Votes For  Votes witheld
        -----------------------  ---------  -------------
        Sybil S. Atkinson          788,065          4,053
        Randolph V. Christley      769,254         22,864
        J. David Wine              770,515         21,603

Jack W. Bowling, Jackson M. Bruce, Hiawatha Nicely, Jr, A. Carole Pratt, David
W. Ratcliff, Jr. and Nathan R. Tuck, continue to service as directors after the Annual Meeting under terms which did not expire at the Annual Meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
          27. Financial Data Schedule.
          (b) Reports on 8-K
              None.

=============================================================================

Notes to Consolidated and Summary Financial Statements

-----------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 8, 2001        By: /s/ Phillip M. Baker
                         --------------------------------
                         Phillip M. Baker
                         Chief Financial Officer