Form 10QSB
period 2001-06-30
CNB HOLDINGS INC
filed 2001-08-14
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of -- 1934 for the quarterly period ended June 30, 2001.

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

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of August 4, 2001.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                               CNB Holdings, Inc.
                                   Form 10-QSB

                                      INDEX


PART 1.     FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.

Consolidated Balance Sheets as of June 30, 2001 and
  December 31,2000..........................................................  3

Consolidated Statements of Operations for the Six Months
   Ended June 30, 2001 and 2000.............................................  4

Consolidated Statements of Operations for the Three Months
   Ended June 30, 2001 and 2000.............................................  5

Consolidated Statements of Cash Flows for the Six Months
  Ended  June 30, 2001 and 2000.............................................  6

Notes to Consolidated Financial Statements..................................  7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................  8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  10

Item 2.  Changes in Securities.............................................  10

Item 3.  Defaults Upon Senior Securities...................................  10

Item 4.  Submission of Matters to a Vote of Security Holders...............  10

Item 5.  Other Information.................................................  10

Item 6.  Exhibits and Reports on Form 8-K..................................  10

SIGNATURES.................................................................  10

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000



                                                     June 30,     December 31,
                                                       2001          2000
                                                   -----------    -----------
Assets
Cash and due from banks                            $ 3,108,737    $ 2,287,853
Interest-bearing deposits with banks                    28,679         19,185
Federal funds sold                                   6,650,538         50,000
Investment securities available for sale            10,972,749     14,906,925
Restricted equity securities                           365,708        365,708
Loans, net of allowance for loan losses
 of $477,445 in 2001 and $429,905 in 2000           33,107,820     33,078,951
Property and equipment, net                          1,864,893      1,905,154
Accrued income                                         312,100        374,569
Other assets                                            48,815         47,042
                                                   -----------    -----------
     Total assets                                  $56,460,039    $53,035,387
                                                   ===========    ===========

Liabilities
Deposits:
  Noninterest-bearing deposits                     $ 4,682,577    $ 4,420,708
  Interest-bearing deposits                         44,557,717     41,800,545
                                                   -----------    -----------
     Total deposits                                 49,240,294     46,221,253

Federal funds purchased                                      -         18,000
Other borrowed funds                                   116,919        120,202
Accrued interest payable                                60,024         66,071
Other liabilities                                       28,234         39,818
                                                   -----------    -----------
     Total liabilities                              49,445,471     46,465,344
                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 1,000,000 shares
 authorized; none outstanding                                -              -
Common stock, $5 par value; 10,000,000 shares
 authorized; 926,399 shares outstanding
 in 2001 and 2000                                    4,631,995      4,631,995
Surplus                                              2,803,782      2,803,782
Retained deficit                                      (465,500)      (755,192)
Unrealized appreciation on investment
 securities available for sale                          44,291       (110,542)
                                                   -----------    -----------
     Total stockholders' equity                      7,014,568      6,570,043
                                                   -----------    -----------
     Total liabilities and stockholders' equity    $56,460,039    $53,035,387
                                                   ===========    ===========


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Six months ended June 30, 2001 and 2000


                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                              2001        2000
                                                          ----------  ----------
Interest income:
 Loans and fees on loans                                  $1,448,329  $1,370,919
 Federal funds sold                                           51,703       8,826
 Taxable investment securities                               473,404     457,308
 Other                                                         1,510           -
                                                          ----------  ----------
     Total interest income                                 1,974,946   1,837,053
                                                          ----------  ----------

Interest expense:
 Deposits                                                    945,665     908,146
 Federal funds purchased                                         719       6,923
 Other borrowed funds                                          3,409       3,551
                                                          ----------  ----------
 Total interest expense                                      949,793     918,620
                                                          ----------  ----------
     Net interest income                                   1,025,153     918,433

Provision for loan losses                                     49,000      28,750
                                                          ----------  ----------
     Net interest income after provision for loan losses     976,153     889,683
                                                          ----------  ----------

Noninterest income:
 Service charges on deposit accounts                         103,416      94,381
 Net realized gains on sales of securities                         -           -
 Other income                                                 69,481      86,898
                                                          ----------  ----------
     Total noninterest income                                172,897     181,279
                                                          ----------  ----------

Noninterest expense:
 Salaries and employee benefits                              397,217     364,778
 Occupancy and equipment expense                             136,539     116,547
 Data processing expense                                     114,419     114,017
 Other expense                                               211,183     221,598
                                                          ----------  ----------
     Total noninterest expense                               859,358     816,940
                                                          ----------  ----------

     Net income (loss)                                    $  289,692  $  254,022
                                                          ==========  ==========

Basic earnings per share                                  $      .31  $      .27
                                                          ==========  ==========
Weighted average shares outstanding                          926,399     926,399
                                                          ==========  ==========


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended June 30, 2001 and 2000




                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Interest income:
 Loans and fees on loans                                    $718,804  $689,592
 Federal funds sold                                           26,268     4,562
 Taxable investment securities                               224,665   232,002
 Other                                                         1,510         -
                                                            --------  --------
     Total interest income                                   971,247   926,156
                                                            --------  --------

Interest expense:
 Deposits                                                    450,598   454,555
 Federal funds purchased                                          92     4,304
 Other borrowed funds                                          1,678     1,764
                                                            --------  --------
     Total interest expense                                  452,368   460,623
                                                            --------  --------
     Net interest income                                     518,879   465,533

Provision for loan losses                                     40,000    13,750
                                                            --------  --------
     Net interest income after provision for loan losses     478,879   451,783
                                                            --------  --------

Noninterest income:
 Service charges on deposit accounts                          54,141    48,710
 Net realized gains on sales of securities                         -         -
 Other income                                                 34,311    36,682
                                                            --------  --------
     Total noninterest income                                 88,452    85,392
                                                            --------  --------

Noninterest expense:
 Salaries and employee benefits                              199,160   189,072
 Occupancy and equipment expense                              63,716    54,285
 Data processing expense                                      55,607    57,009
 Other expense                                               113,351   116,005
                                                            --------  --------
     Total noninterest expense                               431,834   416,371
                                                            --------  --------

     Net income                                             $135,497  $120,804
                                                            ========  ========

Basic earnings per share                                    $    .15  $    .13
                                                            ========  ========
Weighted average shares outstanding                          926,399   926,399
                                                            ========  ========


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six months ended June 30, 2001 and 2000



                                                                 Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                                  2001           2000
                                                           ----------------------------
Cash flows from operating activities:
 Net income (loss)                                         $    289,692   $    254,022
 Adjustments to reconcile net income (loss)
  to net cash used by operations:
   Depreciation and amortization                                 58,334         60,851
   Provision for loan losses                                     49,000         28,750
   Accretion of discount on securities, net                       3,006         11,338
   Changes in assets and liabilities:
    Accrued income                                               62,469         (9,094)
    Other assets                                                 (1,773)         5,191
    Accrued interest payable                                     (6,047)        (1,173)
    Other liabilities                                           (11,584)        (9,307)
                                                           ------------   ------------
     Net cash flows provided by operating activities            443,097        340,578
                                                           ------------   ------------

Cash flows from investing activities:
 Net (increase) decrease in federal funds sold               (6,600,538)       760,000
 Purchases of investment securities                         (12,825,618)   (15,987,334)
 Sales of available for sale securities                               -              -
 Maturities of investment securities                         16,911,621     13,383,509
 Net (increase) decrease in loans                               (77,869)        (4,773)
 Purchases of property and equipment                            (18,073)       (33,681)
                                                           ------------   ------------
     Net cash flows provided by investing activities         (2,610,477)    (1,882,279)
                                                           ------------   ------------

Cash flows from financing activities:
 Net increase in demand, NOW, and savings deposits              261,869       (148,578)
 Net increase (decrease) in time deposits                     2,757,172      2,367,952
 Net increase (decrease) in federal funds purchased             (18,000)        95,000
   Repayment of borrowed funds                                   (3,283)        (3,140)
                                                           ------------   ------------
     Net cash flows used by financing activities              2,997,758      2,311,234
                                                           ------------   ------------
     Net increase in cash and cash equivalents                  830,378        769,533

Cash and cash equivalents, beginning                          2,307,038      2,896,627
                                                           ------------   ------------
Cash and cash equivalents, ending                          $  3,137,416   $  3,666,160
                                                           ============   ============

Supplemental disclosure of cash flow information:
 Interest paid                                             $    943,746   $    919,793
                                                           ============   ============
 Income taxes paid                                                    -              -
                                                           ============   ============

Supplemental disclosure of noncash investing activities:
 Other real estate acquired in settlement of loans         $          -   $          -
                                                           ============   ============


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements


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

Basis of Presentation

The consolidated financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Cash and cash equivalents

For purposes presenting in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and "interest-bearing deposits in banks".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $290,000 (or $.31 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 2000, compared with a income of $254,000 (or $.27 per share) for the six months ended June 30, 2000.

The falling interest rate environment during the first half of 2001 resulted in a depressed net interest margin as compared to the first half of 2000. The provision for loan losses was increased to $49,000 during the six months ended June 30, 2001, and increase from the $29,000 during the same period in 2000. Management considered an increase warranted in light of the increasing unemployment in the banks market area.

At June 30, 2001, the Company had total assets of approximately $56.5 million compared to $53.1 million at December 31, 2000. Total assets had an increase of $3.4 million, or 6.5% since year end 2000. At June 30, 2001, assets were comprised principally of loans, investment securities and Federal funds sold. Loans did not change, they were $33.1 million at June 30, 2001 and December 31, 2000. Investment securities decreased $3.9 million, or 26.9%. These funds were invested in Federal funds, where due to the current interest rate environment, the Company received a more favorable yield. Federal funds sold increased $6.60 million during the first six months of 2001 and were 11.8% of total assets. As quality loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities and Federal funds.

The Company's liabilities at June 30, 2001 were $49.4 million compared to $46.5 million at December 31, 2000. These liabilities consisted almost entirely of deposits for both periods. Noninterest bearing deposits increased by $262,000, or 5.9% to $4.7 million, and interest bearing deposits increased $2.8 million, or 6.6%, to $44.6 million. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At June 30, 2001 and December 31, 2000, the Company had stockholders' equity of approximately $7.0 million and $6.6 million, respectively. Stock-holders' equity was affected by the Company's first six months of 2001 income of $290,000, and a $155,000 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations on an ongoing basis, but there can be no assurance that this will be the case. During the first quarter of 1999 the Bank became a member of the Federal Home Loan Bank system which would provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At June 30, 2001, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more, non-accrual loan and repossessed and forclosed assets. Those assets are as follows and June 30, 2001 and 2000.


                                                      2001       2000
                                                    --------   --------

Non-performing assets                               $168,000   $158,000
                                                    ========   ========

Non-performing assets to total loans outstanding          .5%        .5%
                                                    ========   ========

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. An analysis of the changes in the allowance for loan losses is as follows:


                                 2001      2000
                              --------   --------

Balance, beginning of year    $429,905   $321,574
                              --------   --------

Loans charged off               (1,460)   (12,453)
Recoveries                           -      1,625
                              --------   --------
Net loans charged off           (1,460)   (10,828)

Provision for loan losses       49,000     28,750
                              --------   --------
Balance, June 30              $477,445   $339,496
                              ========   ========

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

        The Bank filed a responsive pleading denying any liability to the plantiff, a third party complaint seeking judgment against the correspondent bank which mishandled the Bank's notice of return, and a motion to dismiss the claim for wrongful dishonor. The court granted the Bank's motion to dismiss, and the case is proceeding on the remaining counts alleging untimely notice of return. Discovery by both parties is ongoing.

        The Bank continues to believe that it has substantial defenses to liability, an opportunity to develop evidence which may limit the amount of recoverable damages awarded, if any, and potential claim for indemnity from its correspondent bank, which failed to forward in a timely manner notice of the return of certain checks.

Item 2. Changes in Securities

        (a)  Not applicable.
        (b)  Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None
        (b)  Reports on 8-K
             None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: August 8, 2001                         By: s/Phillip M. Baker

                                                 ------------------
                                                 Phillip M. Baker
                                                 Chief Financial Officer