Form 10QSB
period 2001-09-30
CNB HOLDINGS INC
filed 2001-11-09
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
--
1934 for the quarterly period ended September 30, 2001.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of November 6, 2001.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                              ----      ----

                               CNB Holdings, Inc.
                                   Form 10-QSB

                                      INDEX


PART 1.     FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.



Consolidated Balance Sheets as of September 30, 2001 and
  December 31, 2000..........................................   3

Consolidated Statements of Operations for the Nine Months
   Ended September 30, 2001 and 2000.........................   4

Consolidated Statements of Operations for the Three Months
   Ended September 30, 2001 and 2000.........................   5

Consolidated Statements of Cash Flows for the Nine Months
  Ended  September 30, 2001 and 2000.........................   6

Notes to Consolidated Financial Statements...................   7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............   8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................  10

Item 2. Changes in Securities................................  10

Item 3. Defaults Upon Senior Securities......................  10

Item 4. Submission of Matters to a Vote of Security Holders..  10

Item 5. Other Information....................................  10

Item 6. Exhibits and Reports on Form 8-K.....................  10

SIGNATURES...................................................  10

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000


                                                    September 30,   December 31,
                                                        2001           2000
                                                     -----------    -----------
Assets
 Cash and due from banks                              $ 3,023,369    $ 2,287,853
 Interest-bearing deposits with banks                      28,509         19,185
 Federal funds sold                                     4,333,467         50,000
 Investment securities available for sale              10,230,901     14,906,925
 Restricted equity securities                             365,708        365,708
 Loans, net of allowance for loan losses
  of $457,354 in 2001 and $429,905 in 2000             32,608,660     33,078,951
 Property and equipment, net                            1,847,002      1,905,154
 Accrued income                                           280,439        374,569
 Other assets                                              59,119         47,042
                                                      -----------    -----------
     Total assets                                     $52,777,174    $53,035,387
                                                      ===========    ===========

Liabilities
 Deposits:
  Noninterest-bearing deposits                        $ 5,015,345    $ 4,420,708
  Interest-bearing deposits                            40,244,241     41,800,545
                                                      -----------    -----------
     Total deposits                                    45,259,586     46,221,253

 Federal funds purchased                                        -         18,000
 Other borrowed funds                                     115,222        120,202
 Accrued interest payable                                  56,356         66,071
 Other liabilities                                         93,174         39,818
                                                      -----------    -----------
     Total liabilities                                 45,524,338     46,465,344
                                                      -----------    -----------

 Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value; 1,000,000 shares
  authorized; none outstanding                                  -              -
 Common stock, $5 par value; 10,000,000 shares
  authorized; 926,399 shares outstanding
  in 2001 and 2000                                      4,631,995      4,631,995
 Surplus                                                2,803,782      2,803,782
 Retained deficit                                        (301,464)      (755,192)
 Unrealized appreciation on investment
  securities available for sale                           118,523       (110,542)
                                                      -----------    -----------
     Total stockholders' equity                         7,252,836      6,570,043
                                                      -----------    -----------
     Total liabilities and stockholders' equity       $52,777,174    $53,035,387
                                                      ===========    ===========


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Nine months ended September 30, 2001 and 2000



                                                             Nine Months Ended
                                                               September 30,
                                                         -------------------------

                                                             2001           2000
                                                         ----------     ----------
Interest income:
 Loans and fees on loans                                 $2,154,926     $2,085,218
 Federal funds sold                                          86,497         18,255
 Taxable investment securities                              644,946        704,327
 Other                                                        1,761              -
                                                         ----------     ----------
     Total interest income                                2,888,130      2,807,800
                                                         ----------     ----------

Interest expense:
 Deposits                                                 1,321,061      1,400,892
 Federal funds purchased                                        770          9,496
 Other borrowed funds                                         5,058          5,293
                                                         ----------     ----------
     Total interest expense                               1,326,889      1,415,681
                                                         ----------     ----------
     Net interest income                                  1,561,241      1,392,119

Provision for loan losses                                    49,000         88,750
                                                         ----------     ----------
     Net interest income after provision for loan losses  1,512,241      1,303,369
                                                         ----------     ----------

Noninterest income:
 Service charges on deposit accounts                        157,716        136,553
 Net realized gains on sales of securities                        -              -
 Other income                                               105,465        108,346
                                                         ----------     ----------
     Total noninterest income                               263,181        244,899
                                                         ----------     ----------

Noninterest expense:
 Salaries and employee benefits                             556,967        554,696
 Occupancy and equipment expense                            205,344        176,767
 Data processing expense                                    173,549        155,397
 Other expense                                              385,834        326,510
                                                         ----------     ----------
     Total noninterest expense                            1,321,694      1,213,370
                                                         ----------     ----------

     Net income (loss)                                   $  453,728     $  334,898
                                                         ==========     ==========

Basic earnings per share                                 $      .49     $      .36
                                                         ==========     ==========
Weighted average shares outstanding                         926,399        926,399
                                                         ==========     ==========




See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended September 30, 2001 and 2000



                                                           Three Months Ended
                                                              September 30,
                                                           ------------------

                                                             2001      2000
                                                           --------  --------
Interest income:
 Loans and fees on loans                                   $706,597  $714,299
 Federal funds sold                                          34,794     9,429
 Taxable investment securities                              171,542   247,019
 Other                                                          251         -
                                                           --------  --------
     Total interest income                                  913,184   970,747
                                                           --------  --------

Interest expense:
 Deposits                                                   375,396   492,746
 Federal funds purchased                                         51     2,573
 Other borrowed funds                                         1,649     1,742
                                                           --------  --------
     Total interest expense                                 377,096   497,061
                                                           --------  --------
     Net interest income                                    536,088   473,686

Provision for loan losses                                         -    60,000
                                                           --------  --------
     Net interest income after provision for loan losses    536,088   413,686
                                                           --------  --------

Noninterest income:
 Service charges on deposit accounts                         54,300    42,172
 Net realized gains on sales of securities                        -         -
 Other income                                                35,984    21,448
                                                           --------  --------
     Total noninterest income                                90,284    63,620
                                                           --------  --------

Noninterest expense:
 Salaries and employee benefits                             159,750   189,918
 Occupancy and equipment expense                             68,805    60,220
 Data processing expense                                     59,130    41,380
 Other expense                                              174,651   104,912
                                                           --------  --------
     Total noninterest expense                              462,336   396,430
                                                           --------  --------

     Net income                                            $164,036  $ 80,876
                                                           ========  ========

Basic earnings per share                                   $    .18  $    .09
                                                           ========  ========
Weighted average shares outstanding                         926,399   926,399
                                                           ========  ========


See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000




                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------

                                                                      2001           2000
                                                                 ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                               $    453,728   $    334,898
 Adjustments to reconcile net income (loss)
  to net cash used by operations:
   Depreciation and amortization                                       87,501         91,276
   Provision for loan losses                                           49,000         88,750
   Accretion of discount on securities, net                            27,389         15,124
   Changes in assets and liabilities:
    Accrued income                                                     94,130        (26,143)
    Other assets                                                      (12,077)       (35,585)
    Accrued interest payable                                           (9,715)        22,746
    Other liabilities                                                  53,356          3,413
                                                                 ------------   ------------
     Net cash flows provided by operating activities                  743,312        494,479
                                                                 ------------   ------------

Cash flows from investing activities:
 Net (increase) decrease in federal funds sold                     (4,283,467)       760,000
 Purchases of investment securities                               (17,825,227)   (18,107,508)
 Sales of available for sale securities                                     -              -
 Maturities of investment securities                               22,702,927     18,641,606
 Net (increase) decrease in loans                                     421,291       (298,701)
 Purchases of property and equipment                                  (29,349)       (33,681)
                                                                 ------------   ------------
     Net cash flows provided by investing activities                  986,175        961,716
                                                                 ------------   ------------

Cash flows from financing activities:
 Net increase in non-interest bearing deposits                        594,637       (476,417)
 Net increase (decrease) in interest bearing deposits              (1,556,304)      (752,627)
 Net increase (decrease) in federal funds purchased                   (18,000)       192,000
 Repayment of borrowed funds                                           (4,980)        (4,744)
                                                                 ------------   ------------
     Net cash flows used by financing activities                     (984,647)    (1,041,788)
                                                                 ------------   ------------
     Net increase in cash and cash equivalents                        744,840        414,407

Cash and cash equivalents, beginning                                2,307,038      2,896,627
                                                                 ------------   ------------
Cash and cash equivalents, ending                                $  3,051,878   $  3,311,034
                                                                 ============   ============

Supplemental disclosure of cash flow information:
 Interest paid                                                   $  1,336,604   $  1,392,935
                                                                 ============   ============
 Income taxes paid                                                          -              -
                                                                 ============   ============

Supplemental disclosure of noncash investing activities:
 Other real estate acquired in settlement of loans               $          -   $          -
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

Basis of Presentation

The consolidated financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $454,000 (or $.49 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 2001, compared with a income of $335,000 (or $.36 per share) for the nine months ended September 30, 2000.

The falling interest rate environment and increased average earning assets during the first three quarters of 2001 resulted in an increase in the net interest margin as compared to the same time period in 2000. Net interest income was $1.6 and $1.4 million during the nine months ended September 30, 2001 and 2000, respectively. The provision for loan losses was decreased to $49,000 during the nine months ended September 30, 2001, a decrease from the $89,000 amount during the same period in 2000. Management considered a decrease warranted in light of the decreasing loan demand. The allowance for loan losses has increased to $457,000 from $381,000 in the past year while loans have remained relatively unchanged.

At September 30, 2001, the Company had total assets of approximately $52.8 million compared to $53.0 million at December 31, 2000. Total assets had a decrease of $258,000 or .5% since year end 2000. Historically, the third quarter is a time when the size of the Company is at an annual low. Total assets were $51.2 million at September 30, 2000.

At September 30, 2001, assets were comprised principally of loans, investment securities and Federal funds sold. Loans did not change significantly; they were $32.6 and $33.1 million at September 30, 2001 and December 31, 2000, respectively. Investment securities decreased $4.7 million, or 31.4%. These funds were invested in Federal funds, where due to the current interest rate environment, the Company received a more favorable yield on short-term investments. Federal funds sold increased $4.3 million during the first nine months of 2001 and were 8.2% of total assets. As quality loan demand develops, management will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities and Federal funds.

The Company's liabilities at September 30, 2001 were $45.5 million compared to $46.5 million at December 31, 2000. These liabilities consisted almost entirely of deposits for both periods. Noninterest bearing deposits increased by $595,000, or 13.5% to $5.0 million, and interest bearing deposits decreased $1.6 million, or 3.7%, to $40.2 million. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At September 30, 2001 and December 31, 2000, the Company had stockholders' equity of approximately $7.3 million and $6.6 million, respectively. Stock-holders' equity was increased by the Company's first nine months of 2001 income of $454,000, and a $229,000 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations on an ongoing basis, but there can be no assurance that this will be the case. The Bank is a member of the Federal Home Loan Bank system which could provide the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At September 30, 2001, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more, non-accrual loan and repossessed and foreclosed assets. Those assets were as follows on September 30, 2001 and 2000.



                                                      2001       2000
                                                    --------   --------

Non-performing assets                               $144,000   $132,000
                                                    ========   ========
Non-performing assets to total loans outstanding          .4%        .4%
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


                                    2001       2000
                                  --------   --------

Balance, beginning of year        $429,905   $321,574
                                  --------   --------

Loans charged off                  (21,551)   (32,267)
Recoveries                               -      1,625
                                  --------   --------
Net loans charged off              (21,551)   (30,642)

Provision for loan losses           49,000     88,750
                                  --------   --------
Balance, September 30             $457,354   $379,682
                                  ========   ========

Allowance for loan losses as a
 percentage of gross loans             1.4%       1.2%
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

         The Bank filed a responsive pleading denying any liability to the plaintiff, a third party complaint seeking judgment against the correspondent bank which mishandled the Bank's notice of return, and a motion to dismiss the claim for wrongful dishonor. The court granted the Bank's motion to dismiss, and the case is proceeding on the remaining counts alleging untimely notice of return. Discovery by both parties is ongoing.

         The Bank continues to believe that it has substantial defenses to liability, an opportunity to develop evidence which may limit the amount of recoverable damages awarded, if any, and a potential claim for indemnity from its correspondent bank, which failed to forward in a timely manner notice of the return of certain checks.

Item 2.  Changes in Securities

         (a)  Not applicable.
         (b)  Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None
        (b)  Reports on 8-K
             None


                                   SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: November 6, 2001             By: s/Phillip M. Baker
                                       -----------------------
                                       Phillip M. Baker
                                       Chief Financial Officer