Form 10KSB40
period 2001-12-31
CNB HOLDINGS INC
filed 2002-03-27
CIK 912566

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
 X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---
      1934 (Fee required) For the fiscal year ended December 31, 2001
                                      or
___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ______ to ______

          Commission file no. 33-69326

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

Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  Yes   X   No_____
      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,094,950.

The aggregate market value of the voting stock as of March 21, 2002, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $6,021,594.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 21, 2002.

Transitional Small Business Disclosure Format. (Check one):  Yes___  No  X
                                                                        ---
                       DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2001 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13. The issuer's Proxy Statement dated March 8, 2002 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

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

Transactions With Affiliates and Insiders. The Bank is subject to the provisions on Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category of the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the other three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities;(iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

CNB Center was purchased in 1997 for $187,000. This three story building has approximately 20,000 square feet. In addition to the branch, the building houses the Bank's operations department. The second and third floors are leased to unrelated third parties and is available for future expansion.

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

ITEM 3. LEGAL PRCEEDINGS.

Community National Bank (the Bank), the wholly-owned subsidiary of CNB Holdings, Inc., is the defendant in a suit pending in the United States District Court for the Western District of Virginia, Roanoke Division. The suit sought to recover for losses arising from an apparent check-kiting scheme engaged in by a mutual customer.

The parties involved have agreed in principal to a proposed settlement, subject to negotiation of a definitive settlement agreement. The terms of the settlement are to remain confidential. However, the impact of the settlement is not material to the consolidated financial statements of CNB Holdings, Inc.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which

926,399 were issued and outstanding as of March 21, 2002. There is no established public trading market in the common stock, and one is not expected to develop in the near future. The Company's common stock trades thinly, primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 21, 2002, there are approximately 1,100 stockholders of record.

The Company has never paid a dividend. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next five years. Dividends might not be paid for several years thereafter even though the Company has achieved profitable operations.

Moreover, the National Banking Act limits dividend payments by national banks, such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to this surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Banks' net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2001, the Bank was not yet cumulatively profitable. The OCC also has the authority under federal law to enjoin a national bank engaging in what in its opinion constitutes an unsafe or unsound practice in conducing its business, including the payment of a dividend under certain circumstances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 2001 Annual Report to Stockholders, pages 24 through 38.

ITEM 7.  FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 2 through 23 of the Company's 2001 Annual Reports to Stockholders are incorporated herein by reference:

      1. Independent Auditor's Report
      2. Consolidated Balance Sheets as of December 31, 2001 and 2000
      3. Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
      4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 2001, 2000, and 1999
      5. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
      6. Notes to Consolidated Financial Statements

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 2001 are listed on page 5 of the Company's Proxy statement dated March 8, 2002 and is incorporated herein by reference. Information with respect to the directors of the Company is set out under the caption "Election of Directors" on page 4 of The Company's Proxy statement dated March 8, 2002 which information is incorporated herein by reference.

The disclosure required by item 405 of regulation S-K is set out under the caption "Compliance with Section 16 of the Securities Exchange Act" on page 7 of the Company's 2002 Proxy Statement dated March 8, 2002, which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" on page 5 of the Company's Proxy Statement dated March 8, 2002, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under "Voting" on page 1, "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 and under "Election of Directors" on page 4 of the Company's Proxy Statement dated March 8, 2002, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under "Certain Relationships and Related Trans-actions" on page 4 of the Company's Proxy statement dated March 8, 2002, is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1. Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 2001 Annual Report to Stockholder

                                                          2001 Annual Report to
                                                        Stockholders page number

                                                        ------------------------

Consolidated Balance Sheets-December 31, 2001 and 2000               2
Consolidated Statements of Operations - Years ended
 December 31, 2001, 2000 and 1999                                    3
Consolidated Statements of Stockholders' Equity - Years
 ended December 31, 2001, 2000 and 1999                              4
Consolidated Statements of Cash Flows - Years ended
 December 31, 2001, 2000 and 1999                                    5
Notes to Consolidated Financial Statements                        6-22
Independent Auditor's Report                                        23
Management's Discussion and Analysis                             24-38

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

12.1 2001 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

22.1 2002 Proxy Statement.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB HOLDINGS, INC.


Date:   March 25, 2002                 By: /s/ Hiawatha Nicely, Jr.
                                           ------------------------
                                           Hiawatha Nicely, Jr
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title               Date
      ---------                       -----               ----

/s/ Sybil S. Atkinson
----------------------------
Sybil S. Atkinson                    Director         March 25, 2002

/s/ Jack W. Bowling
----------------------------
Jack W. Bowling                      Director         March 25, 2002

/s/ Jackson M. Bruce
----------------------------
Jackson M. Bruce                     Director         March 25, 2002

/s/ Randolph V. Chrisley
----------------------------
Randolph V. Chrisley                 Director         March 25, 2002

                                    Chairman,
/s/ Hiawatha Nicely, Jr.           President and
----------------------------
Hiawatha Nicely, Jr.              Chief Executive
                                      Officer         March 25, 2002

/s/ A. Carole Pratt
----------------------------
A. Carole Pratt                      Director         March 25, 2002

/s/ David W. Ratcliff, Jr.
----------------------------
David W. Ratcliff, Jr.               Director         March 25, 2002

/s/ Nathanial R. Tuck
----------------------------
Nathaniel R. Tuck                    Director         March 25, 2002

/s/ J. David Wine
----------------------------
J. David Wine                    Director         March 25, 2002

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

   12.1        2001 Report to Stockholders.

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995
               Form 10-KSB).

   22.1        2002 Proxy Statement.