Form 10QSB
period 2002-03-31
CNB HOLDINGS INC
filed 2002-05-13
CIK 912566

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
---
1934 for the quarterly period ended March 31, 2002.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the "Common Stock"), issued and outstanding as of May 8, 2002.

Transitional Small Business Disclosure Format (check one): Yes____ No  X
                                                                      ---

                              CNB Holdings, Inc.
                                  Form 10-QSB

                                     INDEX

________________________________________________________________________________

PART 1.   FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of CNB Holdings, Inc. (the "Company") are set forth in the following pages.

Consolidated Balance Sheets as of March 31, 2002 and
  December 31, 2001.......................................................  3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 2002 and 2001..........................................  4

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2002 and 2001...........................................  5

Notes to Consolidated Financial Statements................................  6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS........................................  7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................  9

Item 2. Changes in Securities.............................................  9

Item 3. Defaults Upon Senior Securities...................................  9

Item 4. Submission of Matters to a Vote of Security Holders...............  9

Item 5. Other Information.................................................  9

Item 6. Exhibits and Reports on Form 8-K..................................  9

SIGNATURES................................................................ 10

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                     March 31,    December 31,
                                                       2002           2001
                                                    -----------    -----------
Assets
  Cash and due from banks                           $ 4,231,377    $ 4,100,572
  Interest-bearing deposits in banks                     31,908         31,357
  Federal funds sold                                    475,326      1,495,312
  Investment securities available for sale           15,521,981     11,145,354
  Restricted equity securities                          365,708        365,708
  Loans, net of allowance for loan losses
   of and $412,410 in 2002 and $410,364 in 2001      32,816,779     32,993,495
  Property and equipment, net                         1,826,021      1,844,744
  Accrued income                                        280,321        221,830
  Other assets                                           33,323         43,878
                                                    -----------    -----------
     Total assets                                   $55,582,744    $52,242,250
                                                    ===========    ===========

Liabilities and Stockholders' Equity
 Deposits:
  Noninterest-bearing                               $ 3,972,644    $ 3,949,350
  Interest-bearing                                   43,967,069     40,679,341
                                                    -----------    -----------
     Total deposits                                  47,939,713     44,628,691

  Federal funds purchased                                     -              -
  Long-term debt                                        111,755        113,501
  Accrued interest payable                               44,556         47,364
  Other liabilities                                      96,448        138,914
                                                    -----------    -----------
     Total liabilities                               48,192,472     44,928,470
                                                    -----------    -----------

  Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000 shares
    authorized; none outstanding                              -              -
   Common stock, $5 par value; 10,000,000 shares
    authorized; 926,399 shares outstanding
    in 2002 and 2001                                  4,631,995      4,631,995
   Surplus                                            2,803,782      2,803,782
   Retained deficit                                     (51,239)      (185,923)
   Accumulated other comprehensive income (loss)          5,734         63,926
                                                    -----------    -----------
     Total stockholders' equity                       7,390,272      7,313,780
                                                    -----------    -----------
     Total liabilities and stockholders' equity     $55,582,744    $52,242,250
                                                    ===========    ===========


See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------

                                                             2001       2000
                                                           --------  ----------
Interest income:
 Loans and fees on loans                                   $655,500  $  729,525
 Federal funds sold                                          11,515      25,435
 Taxable investment securities                              129,267     248,739
                                                           --------  ----------
     Total interest income                                  796,282   1,003,699
                                                           --------  ----------

Interest expense:
 Deposits                                                   271,803     495,067
 Federal funds purchased                                          -         627
 Other borrowed funds                                         2,052       1,731
                                                           --------  ----------
     Total interest expense                                 273,855     497,425
                                                           --------  ----------
     Net interest income                                    522,427     506,274

Provision for loan losses                                     9,000       9,000
                                                           --------  ----------
     Net interest income after provision for loan losses    513,427     497,274
                                                           --------  ----------

Noninterest income:
 Service charges on deposit accounts                         48,957      49,275
 Net realized gains on sales of securities                        -           -
 Other income                                                48,546      35,170
                                                           --------  ----------
     Total noninterest income                                97,503      84,445
                                                           --------  ----------

Noninterest expense:
 Salaries and employee benefits                             173,990     198,057
 Occupancy and equipment expense                             50,421      72,823
 Data processing expense                                     59,315      58,812
 Other expense                                              162,020      97,832
                                                           --------  ----------
     Total noninterest expense                              445,746     427,524
                                                           --------  ----------
     Net income before income taxes                         165,184     154,195
 Income tax expense                                          30,500           -
                                                           --------  ----------
     Net income                                            $134,684  $  154,195
                                                           ========  ==========

Basic earnings per share                                   $    .15  $      .17
                                                           ========  ==========
Weighted average shares outstanding                        $926,399  $  926,399
                                                           ========  ==========


See Notes to Consolidated Financial Statements

================================================================================
CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                   March 31,
                                                            -------------------------

                                                                2001          2000
                                                            -----------   -----------
Cash flows from operating activities:
 Net income                                                 $   134,684   $   154,195
 Adjustments to reconcile net income
  to net cash used by operations:
     Depreciation and amortization                               28,955        29,041
     Provision for loan losses                                    9,000         9,000
     Accretion of discount on securities, net                    56,975        (6,367)
     Changes in assets and liabilities:
     Accrued income                                             (58,491)       36,887
     Other assets                                                10,555         7,123
     Accrued interest payable                                    (2,808)       (2,782)
     Other liabilities                                          (42,466)       (5,594)
                                                            -----------   -----------
       Net cash flows provided by operating activities          136,404       221,503
                                                            -----------   -----------

Cash flows from investing activities:
 Net (increase) decrease in federal funds sold                1,019,986    (2,156,000)
 Purchases of investment securities                          (5,683,832)   (7,025,681)
 Sales of available for sale securities                               -
 Maturities of investment securities                          1,192,038     4,936,853
 Net (increase) decrease in loans                               167,716      (271,926)
 Purchases of property and equipment                            (10,232)      (15,400)
                                                            -----------   -----------
       Net cash flows provided by investing activities       (3,314,324)   (4,532,154)
                                                            -----------   -----------

Cash flows from financing activities:
 Net increase in noninterest-bearing deposits                    23,294      (440,024)
 Net increase (decrease) in interest-bearing deposits         3,287,728     4,683,016
 Net increase (decrease) in federal funds purchased                   -       (18,000)
 Repayment of borrowed funds                                     (1,746)       (1,615)
                                                            -----------   -----------
       Net cash flows used by financing activities            3,309,276     4,223,377
                                                            -----------   -----------
       Net decrease in cash and cash equivalents                131,356       (87,274)

Cash and cash equivalents, beginning                          4,131,929     2,307,038
                                                            -----------   -----------
Cash and cash equivalents, ending                           $ 4,263,285   $ 2,219,764
                                                            ===========   ===========

Supplemental disclosure of cash flow information:
 Interest paid                                              $   276,633   $   500,207
                                                            ===========   ===========
 Income taxes paid                                          $         -   $         -
                                                            ===========   ===========

Supplemental disclosure of noncash investing activities:
 Other real estate acquired in settlement of loans          $    98,504   $         -
                                                            ===========   ===========


See Notes to Consolidated Financial Statements

================================================================================

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

Basis of Presentation

The consolidated financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period
adjustments are of a normal recurring nature.   These consolidated financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $135,000 (or $.15 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the three months ended March 31, 2002, compared with an income of $154,000 (or $.17 per share) for the quarter ended March 31, 2001.

At March 31, 2002, the Company had total assets of approximately $55.6 million compared to $52.2 million at December 31, 2001. Total assets increased $3.3 million, or 6.4% since year end 2001. At March 31, 2002, assets were comprised principally of loans and investment securities. Loans decreased $177,000, or ..5%, to $32.8 million at March 31, 2002. Investment securities increased $4.4 million, or 39.3%. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

The Company's liabilities at March 31, 2002 were $48.2 million compared to $44.9 million at December 31, 2001. These liabilities consisted almost entirely of deposits for both periods. Noninterest-bearing deposits remained unchanged at $4.0 million, and interest-bearing deposits increased $3.3 million, or 8.1%, to $44.0 million. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At March 31, 2002 and December 31, 2001, the Company had stockholders' equity of approximately $7.4 million and $7.3 million, respectively. Stockholders' equity was affected by the Company's first three months of 2001 income of $135,000, and a $58,000 decrease in the market value of investment securities available for sale.

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

At March 31, 2002, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more, non-accrual loan and repossessed and foreclosed assets. Those assets were as follows on March 31, 2002 and 2001.


                                                      2002       2001
                                                    --------   --------

Non-performing assets                               $159,945   $124,000
                                                    ========   ========
Non-performing assets to total loans outstanding          .5%        .4%
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


                                          2002       2001
                                        --------   --------

Balance, beginning of year              $410,000   $430,000
                                        --------   --------

Loans charged off                          7,000          -
Recoveries                                     -          -
                                        --------   --------
Net loans charged off                      7,000          -

Provision for loan losses                  9,000      9,000
                                        --------   --------
Balance, September 30                   $412,000   $439,000
                                        ========   ========

Allowance for loan losses as a
 percentage of gross loans                   1.2%       1.3%
                                        ========   ========

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this report, neither the Company nor its subsidiary is a defendant in any legal proceedings.

Item 2.  Changes in Securities

         (a)   Not applicable.
         (b)   Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 11, 2002, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

              Name                      Votes For      Votes witheld
              ---------------------     ---------      -------------
              A. Carole Pratt            797,688           1,502
              David W. Ratcliff          797,688           1,502
              Hiwatha Nicely, Jr.        790,321           8,579

         (2) Larrowe & Company, PLC was ratified as the Company's external auditors for 2002.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None
         (b)  Reports on 8-K
              None.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 8, 2002                 By: /s/ Phillip M. Baker

                                  -----------------------------
                                  Phillip M. Baker
                                  Chief Financial Officer