Form 10QSB
period 2002-06-30
CNB HOLDINGS INC
filed 2002-08-14
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

Or

☐ Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 33-69326

CNB HOLDINGS, INC.
(Exact name of the registrant as specified in its charter)

Virginia	54-1663340
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 1060, 900 Memorial Drive, Pulaski, Virginia 24301

(Address of principal executive offices)

(540) 994-0831
(Issuer’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the “Common Stock”), issued and outstanding as of August 4, 2002.

Transitional Small Business Disclosure Format (check one): Yes  ☒ No   ☐

CNB Holdings, Inc.
Form 10-QSB

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
 June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$4,579,419	$4,100,572
Interest-bearing deposits in banks	13,288	31,357
Federal funds sold	2,236,449	1,495,312
Investment securities available for sale	17,397,183	11,145,354
Restricted equity securities	386,608	365,708
Loans, net of allowance for loan losses of and $362,902 in 2002 and $410,364 in 2001	33,430,638	32,993,495
Property and equipment, net	1,812,123	1,844,744
Accrued income	241,778	221,830
Other assets	42,116	43,878

Total assets	$60,139,602	$52,242,250

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,333,176	$3,949,350
Interest-bearing	47,903,909	40,679,341

Total deposits	52,237,085	44,628,691
Long-term debt	109,984	113,501
Accrued interest payable	41,514	47,364
Other liabilities	110,205	138,914

Total liabilities	52,498,788	44,928,470

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized; 926,399 shares outstanding in 2002 and 2001	4,631,995	4,631,995
Surplus	2,803,782	2,803,782
Retained earnings	65,870	(185,923)
Accumulated other comprehensive income	139,167	63,926

Total stockholders’ equity	7,640,814	7,313,780

Total liabilities and stockholders’ equity	$60,139,602	$52,242,250

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Six months ended June 30, 2002 and 2001

	Six Months Ended June 30,

	2002	2001
Interest income:
Loans and fees on loans	$1,301,806	$1,448,329
Federal funds sold	18,733	51,703
Taxable investment securities	303,607	473,404
Other	921	1,510

Total interest income	1,625,067	1,974,946

Interest expense:
Deposits	538,152	945,665
Federal funds purchased	2,154	719
Other borrowed funds	3,175	3,409

Total interest expense	543,481	949,793

Net interest income	1,081,586	1,025,153
Provision for loan losses	71,000	49,000

Net interest income after provision for loan losses	1,010,586	976,153

Noninterest income:
Service charges on deposit accounts	102,881	103,416
Other income	84,587	69,481

Total noninterest income	187,468	172,897

Noninterest expense:
Salaries and employee benefits	363,721	397,217
Occupancy and equipment expense	99,810	136,539
Data processing expense	129,161	114,419
Other expense	291,788	211,183

Total noninterest expense	884,480	859,358

Net income before income taxes	313,574	289,692
Income tax expense	61,782	—

Net income	$251,792	$289,692

Basic earnings per share	$.27	$.31

Weighted average shares outstanding	926,399	926,399

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
Three months ended June 30, 2002 and 2001

	Three Months Ended June 30,

	2002	2001

Interest income:
Loans and fees on loans	$646,306	$718,804
Federal funds sold	7,218	26,268
Taxable investment securities	174,340	224,665
Other	921	1,510

Total interest income	828,785	971,247

Interest expense:
Deposits	266,349	450,598
Federal funds purchased	2,154	92
Other borrowed funds	1,123	1,678

Total interest expense	269,626	452,368

Net interest income	559,159	518,879
Provision for loan losses	62,000	40,000

Net interest income after provision for loan losses	497,159	478,879

Noninterest income:
Service charges on deposit accounts	53,924	54,141
Other income	36,041	34,311

Total noninterest income	89,965	88,452

Noninterest expense:
Salaries and employee benefits	189,731	199,160
Occupancy and equipment expense	49,389	63,716
Data processing expense	69,846	55,607
Other expense	129,768	113,351

Total noninterest expense	438,734	431,834

Net income before income taxes	148,390	135,497
Income tax expense	31,282	—

Net income	$117,108	$135,497

Basic earnings per share	$.13	$.15

Weighted average shares outstanding	926,399	926,399

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$251,792	$289,692
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	57,909	58,334
Provision for loan losses	71,000	49,000
Accretion of discount on securities, net	121,454	3,006
Changes in assets and liabilities:
Accrued income	(19,948)	62,469
Other assets	1,762	(1,773)
Accrued interest payable	(5,850)	(6,047)
Other liabilities	(28,709)	(11,584)

Net cash flows provided by operating activities	449,410	443,097

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(741,137)	(6,600,538)
Purchases of investment securities	(9,980,643)	(12,825,618)
Sales of available for sale securities	—	—
Maturities of investment securities	3,661,702	16,911,621
Net (increase) decrease in loans	(508,143)	(77,869)
Purchases of property and equipment	(25,288)	(18,073)

Net cash flows provided by investing activities	(7,593,509)	(2,610,477)

Cash flows from financing activities:
Net increase in noninterest bearing deposits	383,826	261,869
Net increase (decrease) in interest bearing deposits	7,224,568	2,757,172
Net increase (decrease) in federal funds purchased	—	(18,000)
Repayment of borrowed funds	(3,517)	(3,283)

Net cash flows used by financing activities	7,604,877	2,997,758

Net increase in cash and cash equivalents	460,778	830,378
Cash and cash equivalents, beginning	4,131,929	2,307,038

Cash and cash equivalents, ending	$4,592,707	$3,137,416

Supplemental disclosure of cash flow information:
Interest paid	$549,331	$943,746

Income taxes paid	—	—

Supplemental disclosure of noncash investing activities:
Other real estate acquired in settlement of loans	$—	$—

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.   Organization and Summary of Significant Accounting Policies

Organization

CNB Holdings, Inc. (the Company) is a bank holding company incorporated under the laws of Virginia on April 29, 1993. On August 29, 1994, the Company’s wholly owned subsidiary, Community National Bank (the Bank), was chartered as an FDIC insured National Banking Association under the laws of the United States and the Bank opened for business in Pulaski, Virginia. As an FDIC insured National Banking Association, the Bank operates two banking offices and is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

Basis of Presentation

The consolidated financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 included herein, have been prepared by CNB holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.   These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2001, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Cash and cash equivalents

For purposes presenting in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “interest-bearing deposits in banks”.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Comprehensive income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by and distributions to stockholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had net income of $252,000 (or $.27 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the six months ended June 30, 2002, compared with a income of $290,000 (or $.31 per share)  for the six months ended June 30, 2001.

As a result of the Company fully utilizing tax loss carry forwards, the Company had tax expense for the first time during the six months ended June 30, 2002.  Tax expense was $62,000.  The provision for loan losses was increased to $71,000 during the six months ended June 30, 2002, and increase from the $49,000 during the same period in 2001.  Management considered an increase warranted in light of the increasing unemployment in the banks market area.

At June 30, 2002, the Company had total assets of approximately $60.1 million compared to $52.2 million at December 31, 2001. Total assets had an increase of $7.9 million, or 10.9% since year end 2001. At June 30, 2002, assets were comprised principally of cash on deposit, loans, investment securities and Federal funds sold. Loans increased slightly, they were $33.4 million at June 30, 2002 and $32.0 million at December 31, 2001.  Investment securities increased $6.3 million, or 56.1%.  Federal funds sold increased $741,000 during the first six months of 2002 and were 1.2% of total assets.  As quality loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities and Federal funds.

The Company’s liabilities at June 30, 2002 were $52.5 million compared to $44.9 million at December 31, 2001.  These liabilities consisted almost entirely of deposits for both periods.  Noninterest bearing deposits increased by $384,000, or 9.7% to $4.3 million, and interest bearing deposits increased $7.2 million, or 17.8%, to $47.9 million.  The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At June 30, 2002 and December 31, 2001, the Company had stockholders’ equity of approximately $7.6 million and $7.3 million, respectively. Stockholders’ equity was affected by the Company’s first six months of 2002 income of $252,000, and a $75,000 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations on an ongoing basis, but there can be no assurance that this will be the case.  The Bank is a member of the Federal Home Loan Bank system which provides the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At June 30, 2002, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more, non-accrual loan and repossessed and forclosed assets.  Those assets are as follows and June 30, 2002 and 2001.

	2002	2001

Non-performing assets	$148,000	$168,000

Non-performing assets to total loans outstanding	.2%	.5%

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.  An analysis of the changes in the allowance for loan losses is as follows:

	2002	2001

Balance, beginning of year	$410,000	$430,000

Loans charged off	(118,000)	(2,000)
Recoveries	—	—

Net loans charged off	(118,000)	(2,000)
Provision for loan losses	71,000	49,000

Balance, June 30	$363,000	$477,000

Allowance for loan losses as a percentage of gross loans	1.1%	1.3%

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this report, neither the Company nor its subsidiary is a defendant in any legal proceedings.

Item 2.	Changes in Securities

(a) Not applicable.
(b) Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On June 21, 2002, the Company announced the signing of a definitive agreement for the merger of the Company with MountainBank Financial Corporation in stock and cash valued at approximately $13.8 million.  The transaction is subject to shareholder and regulatory approval.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
2-1 Agreement and Plan of Reorganization
(b) Reports on 8-K
None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 8, 2002	By: s/Phillip M. Baker

Phillip M. Baker
Cheif Financial Oficer

CERTIFICATION OF FINANCIAL REPORTS PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by CNB Holdings, Inc. (the “Issuer”) for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer [on the dates and for the periods presented therein].

CNB HOLDINGS, INC.

Date: August 8, 2002	By: s/ Hiawatha Nicely, Jr.

Hiawatha Nicely, Jr.
Cheif Executive Officer

Date: August 8, 2002	By: s/Phillip M. Baker

Phillip M. Baker
Chief Financial Officer