Form 10QSB
period 2002-09-30
CNB HOLDINGS INC
filed 2002-11-14
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

Or

☐	Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________.

Commission File No. 33-69326

CNB HOLDINGS, INC.
(Exact name of the registrant as specified in its charter)

Virginia (State of Incorporation)	54-1663340 (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

926,399 shares of common stock, $5.00 par value per share (the “Common Stock”), issued and outstanding as of November 8, 2002.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

CNB Holdings, Inc.
Form 10-QSB

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$4,291	$4,101
Interest-bearing deposits in banks	16	31
Federal funds sold	683	1,495
Investment securities available for sale	17,153	11,145
Restricted equity securities	387	366
Loans, net of allowance for loan losses of and $358 in 2002 and $410 in 2001	32,211	32,993
Property and equipment, net	1,798	1,845
Accrued income	251	222
Other assets	59	44

Total assets	$56,849	$52,242

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,363	$3,949
Interest-bearing	44,608	40,679

Total deposits	48,971	44,628
Long-term debt	108	114
Accrued interest payable	45	47
Other liabilities	74	139

Total liabilities	49,198	44,928

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized; 926,399 shares outstanding in 2002 and 2001	4,632	4,632
Surplus	2,804	2,804
Retained earnings	131	(186)
Accumulated other comprehensive income	84	64

Total stockholders’ equity	7,651	7,314

Total liabilities and stockholders’ equity	$56,849	$52,242

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands, except share and per share data)
Nine months ended September 30, 2002 and 2001

	Nine Months Ended September 30,

	2002	2001

Interest income:
Loans and fees on loans	$1,940	$2,155
Federal funds sold	26	86
Taxable investment securities	454	645
Other	1	2

Total interest income	2,421	2,888

Interest expense:
Deposits	803	1,321
Federal funds purchased	2	1
Other borrowed funds	5	5

Total interest expense	810	1,327

Net interest income	1,611	1,561
Provision for loan losses	111	49

Net interest income after provision for loan losses	1,500	1,512

Noninterest income:
Service charges on deposit accounts	152	158
Other income	116	105

Total noninterest income	268	263

Noninterest expense:
Salaries and employee benefits	602	557
Occupancy and equipment expense	150	205
Data processing expense	194	173
Other expense	421	386

Total noninterest expense	1,367	1,321

Net income before income taxes	401	454
Income tax expense	84	—

Net income	$317	$454

Basic earnings per share	$.34	$.49

Weighted average shares outstanding	926,399	926,399

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands, except share and per share data)
Three months ended September 30, 2002 and 2001

	Three Months Ended September 30,

	2002	2001

Interest income:
Loans and fees on loans	$638	$707
Federal funds sold	7	35
Taxable investment securities	151	171
Other	—	—

Total interest income	796	913

Interest expense:
Deposits	264	375
Federal funds purchased	—	—
Other borrowed funds	2	2

Total interest expense	266	377

Net interest income	530	536
Provision for loan losses	40	—

Net interest income after provision for loan losses	490	536

Noninterest income:
Service charges on deposit accounts	49	54
Other income	31	36

Total noninterest income	80	90

Noninterest expense:
Salaries and employee benefits	238	160
Occupancy and equipment expense	50	69
Data processing expense	64	59
Other expense	130	174

Total noninterest expense	482	462

Net income before income taxes	88	164
Income tax expense	23	—

Net income	$65	$164

Basic earnings per share	$.07	$.18

Weighted average shares outstanding	926,399	926,399

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
Nine months ended September 30, 2002 and 2001

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$317	$454
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	87	88
Provision for loan losses	111	49
Accretion of discount on securities, net	226	27
Changes in assets and liabilities
Accrued income	(30)	94
Other Assets	(15)	(12)
Accrued interest payable	(2)	(10)
Other liabilities	(65)	53

Net cash flows provided by operating activities	629	743

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	812	(4,284)
Purchases of investment securities	(12,552)	(17,825)
Sales of available for sale securities	—	—
Maturities of investment securities	6,339	22,703
Purchases of restricted equity securities	(21)	—
Net (increase) decrease in loans	671	421
Purchases of property and equipment	(40)	(29)

Net cash flows provided by investing activities	(4,791)	986

Cash flows from financing activities:
Net increase in noninterest bearing deposits	414	595
Net increase (decrease) in interest bearing deposits	3,928	(1,556)
Net increase (decrease) in federal funds purchased	—	(18)
Repayment of borrowed funds	(5)	(5)

Net cash flows used by financing activities	4,337	(984)

Net increase in cash and cash equivalents	175	745
Cash and cash equivalents, beginning	4,132	2,307

Cash and cash equivalents, ending	$4,307	$3,052

Supplemental disclosure of cash flow information:
Interest paid	$812	$1,337

Income taxes paid	—	—

Supplemental disclosure of noncash investing activities:
Other real estate acquired in settlement of loans	$—	$—

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

Basis of Presentation

The consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 included herein, have been prepared by CNB Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.   These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2001, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations (In thousands, except share and per share data)

The Company had net income of $317 (or $.34 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period) for the nine months ended September 30, 2002, compared with income of $454 (or $.49 per share)  for the nine months ended September 30, 2001.

As a result of the Company fully utilizing tax loss carry forwards, the Company had tax expense for the first time during the nine months ended September 30, 2002.  Tax expense was $84 for the nine month period.  The provision for loan losses was increased to $111 during the nine months ended September 30, 2002, an increase from the $49 provision during the same period in 2001.  Management considered an increase warranted in light of the increasing unemployment in the banks market area.

At September 30, 2002, the Company had total assets of approximately $56,849 compared to $52,242 at December 31, 2001. Total assets had an increase of $4,607, or 8.8% since year-end 2001. At September 30, 2002, assets were comprised principally of cash on deposit, loans, investment securities and Federal funds sold. Loans decreased slightly, from $32,993 at December 31, 2001 to $32,211 at September 30, 2002.  Investment securities increased $6,008, or 53.9%.  Federal funds sold decreased $812 during the first nine months of 2002 and were 1.2% of total assets compared to 3.72% at December 31, 2001.  As quality loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities and Federal funds.

The Company’s liabilities at September 30, 2002 were $49,198 compared to $44,928 at December 31, 2001.  These liabilities consisted almost entirely of deposits for both periods.  Noninterest bearing deposits increased by $414 or 10.5% to $4,363 and interest bearing deposits increased $3,929, or 9.7%, to $44,608.  The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At September 30, 2002 and December 31, 2001, the Company had stockholders’ equity of approximately $7,651 and $7,314, respectively. Stockholders’ equity was affected by the Company’s first nine months of 2002 income of $317, and a $20 increase in the market value of investment securities available for sale.

Management of the Company believes that the Bank has sufficient capital to fund its operations on an ongoing basis, but there can be no assurance that this will be the case.  The Bank is a member of the Federal Home Loan Bank system, which provides the Bank with borrowing capacity to meet liquidity or loan needs, however, management has not identified other sources of capital for the Company or the Bank should they be needed.

At September 30, 2002, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long-term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets (Dollars in thousands)

Non-performing assets consist of loans past-due ninety days or more, non-accrual loan and repossessed and forclosed assets.  Those assets are as follows and September 30, 2002 and 2001.

	2002	2001

Non-performing assets	$60	$144

Non-performing assets to total loans outstanding	.2%	.4%

ITEM 2.   CONTINUED.

Allowance for Loan Losses (Dollars in thousands)

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

	2002	2001

Balance, beginning of year	$410	$430

Loans charged off	(163)	(22)
Recoveries	—	—

Net loans charged off	(163)	(22)
Provision for loan losses	111	49

Balance, September 30	$358	$457

Allowance for loan losses as a percentage of gross loans	1.1%	1.4%

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

Internal Controls

The Company maintains internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements.  There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.

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

CNB HOLDINGS, INC.

Date: November 12, 2002	By:	/s/ PHILLIP M. BAKER

Phillip M. Baker Chief Financial Officer

CERTIFICATION

I, Hiawatha Nicely, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CNB Holdings, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
Hiawatha Nicely, Jr. Chief Executive Officer

CERTIFICATION

I, Phillip M. Baker certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CNB Holdings, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
Phillip M. Baker Chief Financial Officer

CERTIFICATION OF FINANCIAL REPORTS PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by CNB Holdings, Inc. (the “Issuer”) for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer [on the dates and for the periods presented therein].

CNB HOLDINGS, INC.

Date: November 12, 2002	By:	/s/ HIAWATHA NICELY, JR.

Hiawatha Nicely, Jr. Chief Executive Officer

Date: November 12, 2002	By:	/s/ PHILLIP M. BAKER

Phillip M. Baker Chief Financial Officer