Form 10KSB
period 2002-12-31
CNB HOLDINGS INC
filed 2003-03-31
CIK 912566

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of

         1934 (Fee required) For the fiscal year ended December 31, 2002
                                       or

__ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ______ to ______

                          Commission file no. 33-69326

                               CNB HOLDINGS, INC.

                 (Name of small business issuer in its charter)

                  Virginia                                      54-1663340

        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification No.)

             900 Memorial Drive
              Pulaski, Virginia                                    24301

  (Address of principal executive offices)                      (Zip Code)

                                 (540) 994-0831

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

     Yes    X       No _____
          -----

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,566,337.

The aggregate market value of the voting stock as of March 21, 2003, held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days was $6,574,347.

926,399 shares of the Issuer's common stock were issued and outstanding as of March 21, 2003.

Transitional Small Business Disclosure Format. (Check one): Yes  _____  No   X
                                                                           -----

                       DOCUMENTS INCORPORATED BY REFERENCE

The annual report to security holders for fiscal year ended December 31, 2002 is incorporated by reference into Form 10-KSB Part II, Items 7 and 8, and Part III,
Item 13.

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

The principal components of the economy of Pulaski County are manufacturing (which accounts for the largest share of all economic activity), agriculture, and tourism. Manufacturing employment is concentrated in the automotive, furniture and textile industries. The largest industrial employers in the county include Volvo-Mack Heavy Trucks (2,800 employees), Pulaski Furniture (1,000 employees) Renfro Corporation (a textile manufacturer with 1,000 employees) and Jefferson Mills, Inc. (350 employees). Agricultural production, consisting primarily of beef cattle and dairy farming contributes over $12 million per year to the county's economy. Claytor Lake State Park, located in the county, attracts over 800,000 visitors each year, offering swimming, boating, fishing, hiking and other outdoor sports.

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

In addition to the commercial banks described above. Three credit unions also operate in the county. In addition, the Bank is subject to aggressive competition from a wide variety of financial service companies offering an expansive array of financial products and services.

The Company believes that the community focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in some segments of this market.

EMPLOYEES

The Bank presently has 26 full-time equivalent employees. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

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

Investments, Control, and Activities

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

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include banking or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

Source of Strength; Cross-Guarantee

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

General

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

Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation ("FDIC") and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the Federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, in-formation systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

Transactions With Affiliates and Insiders

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

The Bank is permitted to branch freely within the state of Virginia. The Virginia Act permits statewide branching for Virginia state banks. As a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal Interstate Banking Efficiency Act (the "Interstate Act), which expands the ability of banks to compete interstate, was enacted. The Interstate Act permits nationwide interstate acquisitions of banks by bank holding companies beginning September 29, 1995, and permits nationwide interstate mergers of banks beginning June 1, 1997. States can legislatively opt not to permit inter state banks mergers or can legislatively opt to permit interstate bank merges before the June 1, 1997, effective date. The Virginia General Assembly has adopted legislation, which opts to permit nationwide interstate bank mergers effective July 1, 1995.

Community Reinvestment Act

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

Other Regulations. Interest and certain other charges collected or contracted by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowed, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit,the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to Truth-In-Savings Act, which requires detailed disclosure of the yield and terms of deposit products, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoena of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the lower rate of failures in recent years, the fees Banks and thrifts pay BIF and SAIF have decreased. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.00 to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. The current assessment rate per $100 of insured deposits of the Bank is $.0168, or a minimum of $2,000 annually.

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

The second branch office of the Bank, which opened October 4, 1997, is located at 202 N. Washington Ave, Pulaski, Virginia in CNB Center at the site of a regional bank's former branch office. It is a full-service branch, with three inside teller windows, a drive-up lane, a night depository, and safety deposit boxes. A loan office was opened October 10, 2002 in Dublin, Virginia. The Bank also has stand-alone automated teller machines on the campus of the New River Community College in Dublin, Virginia and Pulaski Community Hospital in Pulaski Virginia.

CNB Center was purchased in 1997 for $187,000. This three-story building has approximately 20,000 square feet. In addition to the branch, the building houses the Bank's operations department. The second and third floors are leased to unrelated third parties and are available for future expansion.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to, not is any of its property subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $5.00 per share (the "Common Stock"), of which, 926,399 were issued and outstanding as of March 21, 2003. There is no established public trading market in the common stock, and one is not expected to develop in the near future. The Company's common stock trades thinly, primarily on the local market. However, three stock brokerage firms, Davenport & Company, Scott & Stringfellow and Wheat First Securities, have been approved by the Company as market makers. As of March 21, 2003, there are approximately 1,100 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis is herein incorporated by reference to the Company's 2002 Annual Report to Stockholders, pages 24 through 38.

ITEM 7. FINANCIAL STATEMENTS.

The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth on pages 2 through 23 of the Company's 2002 Annual Reports to Stockholders are incorporated herein by reference:

     1.   Independent Auditor's Report

     2. Consolidated Balance Sheets as of December 31, 2002 and 2001 3. Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

     4. Consolidated Statements of Stockholders' Equity for the years and period ended December 31, 2002, 2001, and 2000

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

There were no changes in accountants during the year and there were no disagreements on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF EXCHANGE ACT.

Executive Officers of the Company as of December 31, 2002 are listed on page 104 of the Company's Proxy statement dated January 30, 2003. Information with respect to the directors of the Company is listed on page 103 of The Company's Proxy statement dated January 30, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

The information set forth under "Executive and Board Compensation" is listed on pages 103 and 104 of the Company's Proxy Statement dated January 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information regarding security ownership of certain beneficial owners and management is listed on page 102 of the Company's proxy statement dated January 30, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding "Certain Relationships and Related Transactions" listed on page 105 of the Company's Proxy statement dated January 30, 2003.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of the report:

1.   Financial Statements:

The following financial statements are incorporated in this report by reference to the indicated pages of the 2002 Annual Report to Stockholder

                              2002 Annual Report to
                            Stockholders page number

Consolidated Balance Sheets-December 31, 2002 and 2001 ..................     2
Consolidated Statements of Operations - Years ended
   December 31, 2002, 2001 and 2000 .....................................     3
Consolidated Statements of Stockholders' Equity - Years
   ended December 31, 2002, 2001 and 2000 ...............................     4
Consolidated Statements of Cash Flows - Years ended
   December 31, 2002, 2001 and 2000 .....................................     5
Notes to Consolidated Financial Statements ..............................  6-22
Independent Auditor's Report ............................................    23
Management's Discussion and Analysis .................................... 24-38

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

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No.33-69326 on Form S-1).

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

13.1 2002 Report to Stockholders.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CNB HOLDINGS, INC.

Date: March 28, 2003                               By: /s/ Hiawatha Nicely, Jr.
                                                   -----------------------------
                                                   Hiawatha Nicely, Jr
                                                   Chief Executive Officer

In accordance with the Exchange Act, this report has to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                            Date

/s/ Sybil S. Atkinson
-----------------------
Sybil S. Atkinson                   Director                     March 28, 2003

/s/ Jack W. Bowling
-----------------------
Jack W. Bowling                     Director                     March 28, 2003

/s/ Jackson M. Bruce
-----------------------
Jackson M. Bruce                   Director                  March 28, 2003

/s/ Randolph V. Chrisley
-----------------------
Randolph V. Chrisley               Director                  March 28, 2003

/s/ Hiawatha Nicely, Jr
-----------------------
Hiawatha Nicely, Jr.                 Chief                   March 28, 2003
                               Executive Officer
/s/ A. Carole Pratt
-----------------------
A. Carole Pratt                    Director                  March 28, 2003

/s/ David W. Ratcliff, Jr.
-----------------------
David W. Ratcliff, Jr.             Director                  March 28, 2003

/s/ Nathanial R. Tuck
-----------------------
Nathaniel R. Tuck                  Director                  March 28, 2003

/s/ J. David Wine
-----------------------
J. David Wine                      Director                  March 28, 2003

                                INDEX TO EXHIBITS

                                                               PAGE NO. IN
EXHIBIT NO                   DESCRIPTION                       SEQUENTIAL SYSTEM


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

    13.1                2002 Report to Stockholders.

    21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company's 1995 Form 10-KSB).

                                  CERTIFICATION

     I, Hiawathia Nicely, Jr., certify that:

1.   I have reviewed this annual report on Form 10-KSB of CNB Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ Hiawathia Nicely, Jr.
                                          ----------------------------------
                                          President and Chief Executive Officer

                                  CERTIFICATION

     I, Phillip M. Baker certify that:

1.   I have reviewed this annual report on Form 10-KSB of CNB Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                              /s/ Phillip M. Baker
                                                  -----------------------------
                                                  Chief Financial Officer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-KSB filed by CNB Holdings, Inc. (the "Registrant") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  March 28, 2003

                                               /s/ Hiawathia Nicely, Jr.
                                               --------------------------------
                                               Chief Executive Officer

                                               /s/ Phillip M. Baker
                                               --------------------------------
                                               Chief Financial Officer