Form 10QSB
period 2003-03-31
CNB HOLDINGS INC
filed 2003-05-20
CIK 912566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to .

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

926,399 shares of common stock, $5.00 par value per share (the “Common Stock”), issued and outstanding as of May 20, 2003.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

CNB Holdings, Inc.

Form 10-QSB

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

CNB Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2003 (Unaudited) and December 31, 2002 (Audited)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$5,668	$4,136
Interest-bearing deposits in banks	19	18
Federal funds sold	96	3,244
Investment securities available for sale	10,000	13,570
Restricted equity securities	431	431
Loans, net of allowance for loan losses of and $445 in 2003 and $380 in 2002	40,935	35,085
Property and equipment, net	1,795	1,803
Accrued income	252	208
Other assets	1,437	65

Total assets	$60,633	$58,560

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,755	$4,646
Interest-bearing	48,054	45,954

Total deposits	52,809	50,600
Long-term debt	105	106
Accrued interest payable	46	54
Other liabilities	30	94

Total liabilities	52,990	50,854

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized; 926,399 shares outstanding in 2003 and 2002	4,632	4,632
Paid in capital	2,804	2,804
Retained earnings	195	216
Accumulated other comprehensive income	12	54

Total stockholders’ equity	7,643	7,706

Total liabilities and stockholders’ equity	$60,633	$58,560

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary

Consolidated Statements of Operations

Three months ended March 31, 2003 and 2002 (Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans and fees on loans	$642	$655
Federal funds sold	6	12
Taxable investment securities	57	129

Total interest income	705	796

Interest expense:
Deposits	231	272
Federal funds purchased	—	—
Other borrowed funds	2	2

Total interest expense	233	274

Net interest income	472	522
Provision for loan losses	76	9

Net interest income after provision for loan losses	396	513

Noninterest income:
Service charges on deposit accounts	42	49
Net realized gains on sales of securities	16	—
Other income	52	49

Total noninterest income	110	98

Noninterest expense:
Salaries and employee benefits	199	174
Occupancy and equipment expense	63	51
Data processing expense	88	59
Other expense	162	162

Total noninterest expense	512	446

Net income before income taxes	(6)	165
Income tax expense	15	30

Net income	$(21)	$135

Basic earnings (loss) per share	$(0.02)	$0.15

Diluted earnings (loss) per share	$(0.02)	$0.15

Basic weighted average shares outstanding	926,399	926,399

Diluted weighted average shares outstanding	926,399	926,399

See Notes to Consolidated Financial Statements

CNB Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three months ended March 31, 2003 and 2002 (Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(21)	$135
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	31	29
Provision for loan losses	76	9
Accretion of discount on securities, net	130	57
Changes in assets and liabilities:
Accrued income	(44)	(59)
Other assets	—	10
Accrued interest payable	(8)	(3)
Other liabilities	(64)	(42)

Net cash flows provided by operating activities	100	136

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	3,148	1,020
Purchases of investment securities	(4,496)	(5,684)
Sales of available for sale securities	4,527	—
Maturities of investment securities	3,367	1,192
Net (increase) decrease in loans	(5,926)	168
Purchases of property and equipment	(23)	(10)

Net cash flows provided by investing activities	597	(3,314)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	109	23
Net increase (decrease) in interest-bearing deposits	2,100	3,288
Costs related to merger	(1,372)	—
Repayment of borrowed funds	(1)	(2)

Net cash flows used by financing activities	836	3,309

Net increase in cash and cash equivalents	1,533	131
Cash and cash equivalents, beginning	4,154	4,132

Cash and cash equivalents, ending	$5,687	$4,263

Supplemental disclosure of cash flow information:
Interest paid	$241	$277

Income taxes paid	$21	$—

Supplemental disclosure of noncash investing activities:
Other real estate acquired in settlement of loans	$—	$99

See Notes to Consolidated Financial Statements

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

Basis of Presentation

The consolidated financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 included herein, have been prepared by CNB Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2002, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Dollar amount totals, except share data, are presented in thousands.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion of Operations

The Company had a net loss of $21 thousand or $0.02 per share, based on 926,399 weighted average shares of Common Stock outstanding during the period for the three months ended March 31, 2003, compared with an income of $135 thousand or $.15 per share for the quarter ended March 31, 2002.

At March 31, 2003, the Company had total assets of approximately $60.6 million compared to $58.6 million at December 31, 2002. Total assets increased $2.0 million, or 3.4 % since year-end 2002. At March 31, 2003, assets were comprised principally of loans and investment securities. Loans increased $5.9 million, or 16.6%, to $41.4 million at March 31, 2003. Investment securities decreased $3.6 million, or 26.5%. As loan demand continues to develop, the bank will be in a position to invest more of its excess funds into higher yielding loans instead of investment securities.

Other assets increased significantly from December 31, 2002 to March 31, 2003 from $65 thousand to $1.4 million. Accrued merger expenses of $1.4 million was the cause of the increase.

The Company’s liabilities at March 31, 2003 were $53.0 million compared to $50.9 million at December 31, 2002. These liabilities consisted almost entirely of deposits for both periods. Noninterest-bearing deposits increased $0.2 million or 4.3% to $4.8 million, and interest-bearing deposits increased $2.1 million, or 4.6%, to $48.1 million. The Bank offers competitive interest rates in its local market and has been successful at attracting depositors.

At March 31, 2003 and December 31, 2002, the Company had stockholders’ equity of approximately $7.6 million and $7.7 million, respectively. Stockholders’ equity was affected by the Company’s net loss of $21 thousand during the first three months of 2003, and a $42 thousand decrease in the market value of investment securities available for sale during the same period.

At March 31, 2003, the Bank was in compliance with all regulatory capital requirements. Management believes that the Bank has sufficient liquidity on a short-term basis to meet any funding needs it may have, and expects that its long term liquidity needs can be achieved through deposit growth, however there can be no assurance that such growth will develop.

Non-performing Assets

Non-performing assets consist of loans past-due ninety days or more, non-accrual loans and repossessed and foreclosed assets. Those assets were as follows on March 31, 2003 and 2002.

	2003	2002
Non-performing assets	$121	$160

Non-performing assets to total loans outstanding	.3%	.5%

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

	2003	2002
Balance, beginning of year	$380	$410

Loans charged off	11	7
Recoveries	—	—

Net loans charged off	11	7
Provision for loan losses	76	9

Balance, March 31	$445	$412

Allowance for loan losses as a percentage of gross loans	1.1%	1.2%

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

The following is the result of voting on proposals presented at the Bank’s Special Meeting of Shareholders’ Meeting held March 7, 2003, at which 926,399 shares were entitled to vote. The meeting was held for the purpose of voting on the Agreement and Plan of Reorganization and Merger of CNB Holdings, Inc. with MountainBank Financial Corporation.

Proposal 1 – Approval of Plan of Merger For – 634,103; Against – 7,292; Abstain – 1,904

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
99.1 Certification of Hiawatha Nicely, Jr. 99.2 Certification of Philip M. Baker 99.3 Certification of Financial Reports pursuant to 18 U.S.C. Section 1350

(b) Reports on 8-K None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB HOLDINGS, INC.

Date: May 20, 2003	By:	/s/ PHILLIP M. BAKER
Phillip M. Baker Chief Financial Officer